Form 10-K
period 1993-12-31
HART HOLDING CO INC
filed 1994-03-31
CIK 87266

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549

                              FORM 10-K

(Mark One)

  {X}       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1993

                                 OR

  { }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from _________ to _________

                   Commission file number 0-11427

                  HART HOLDING COMPANY INCORPORATED
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

               Delaware                     23-1467390
    -------------------------------   ----------------------
    (State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)    Identification Number)

         1120 Boston Post Road
          Darien, Connecticut                  06820
- - - - - ----------------------------------------    ----------
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code:  (203) 655-6855

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

                   Common stock, par value $.01 per share
- - - - - -----------------------------------------------------------------------------
                          (Title of class)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes  x   No


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
  Form 10-K or any amendment to this Form 10-K.
                                                              x
                                                             ---


12,895,100 shares of $.01 par value common stock of the Registrant were outstanding at the close of business on March 31, 1994.
Aggregate market value of the voting stock held by non-affiliates as of March 31, 1994: $1,477,482.50.


DOCUMENTS INCORPORATED BY REFERENCE:  None

                               PART I


ITEM 1.  BUSINESS


     Hart Holding Company Incorporated was incorporated in Delaware in
1940 ("Hart Holding", "the Registrant" or "the Company") and is a diversified industrial company engaged in two business segments through its subsidiary Reeves Industries, Inc. ("Reeves"). Reeves' principal asset is the common stock of its wholly-owned subsidiary, Reeves Brothers, Inc. ("Reeves Brothers"). Reeves is a diversified industrial company with operations in two principal business segments, industrial coated fabrics, conducted through its Industrial Coated Fabrics Group ("ICF"), and apparel textiles, conducted through its Apparel Textile Group ("ATG").

     Effective October 25, 1993, HHCI, Inc., a newly formed, wholly-owned subsidiary of Hart Holding, merged with and into Reeves with Reeves surviving the merger. HHCI, Inc. was formed as a shell corporation (no operations). As a result of this merger, Hart Holding obtained ownership of 100% of the outstanding shares of the common stock of Reeves. See Footnote 10, Stockholders' Equity, of the Notes to Consolidated Financial Statements of Hart Holding.


INDUSTRY SEGMENTS

     The Registrant, through its subsidiary, Reeves, is a diversified industrial company with operations in two principal business segments, industrial coated fabrics, conducted through its Industrial Coated Fabrics Group, and apparel textiles, conducted through its Apparel Textile Group. In 1993, ICF contributed approximately 49.6% of the Company's net sales and approximately 71.7% of its operating income, and ATG contributed approximately 50.4% of the Company's net sales and approximately 28.3% of its operating income (in each case, excluding corporate expenses, goodwill amortization and facility restructuring charges). Throughout its businesses, Reeves emphasizes specialty products, product quality, technological innovation and rapid responses to the changing needs of its customers.

     ICF specializes in the coating of various substrate fabrics with a variety of products such as synthetic rubber, vinyl, neoprene, urethane and other elastomers, to produce a diverse line of products for industrial applications. ICF's principal products include: (1) a complete line of printing blankets used in offset lithography, (2) coated automotive airbag materials, (3) specialty coated fabrics and (4) coated fabrics used in industrial coverings.

     The Company believes that ICF is one of the world's leading producers of offset printing blankets and that ICF has the leading share of the domestic market for coated automotive airbag materials. The Company also believes that ICF is a leading domestic producer of specialty coated fabrics used for a broad range of industrial applications. ICF's products generally involve significant amounts of technological expertise and precise production tolerances. The Company believes that ICF's product development, formulation and production methods are among the most sophisticated in the coated fabrics industry.

     ATG manufactures, processes and sells specialty textile fabrics to apparel and other manufacturers. Through its Greige Goods Division, ATG processes raw materials into greige goods (i.e., undyed woven fabrics). Through its Finished Goods Division, ATG functions as a converter and commission finisher, purchasing greige goods (from the Greige Goods Division and others) and contracting to have the goods dyed and finished or dyeing and finishing the goods itself. The dyed and finished goods are then sold for use in a variety of end-products.

     The Company believes that ATG has developed strong positions in niche markets in the apparel textile industry by offering unique, custom-designed fabrics to leading apparel and specialty garment manufacturers. ATG emphasizes "short-run" product orders and targets market segments in which its manufacturing flexibility, rapid response time, superior service and quality and the ability to supply exclusive blends are key competitive factors.

     The Company's business strategy has focused on the sale of higher-margin niche products and the establishment of leading positions in its principal markets. The Company believes that this strategy, combined with its diverse product and customer base, the development of new products and substantial capital investment, has helped the Company increase its sales and profitability in spite of adverse economic conditions in its U.S. and European markets during 1990-1993.

     The following table shows the amount of total revenue contributed by product lines which accounted for 10% or more of the Company's consolidated revenues in any of the last three fiscal years (in thousands).

                                     Year Ended December 31,
                                     1991      1992      1993
                                     ----      ----      ----
Industrial Coated Fabrics Group:
 Specialty Materials               $ 55,581  $ 61,684  $ 78,151
 Graphic Arts                        65,683    64,892    62,584
                                   --------  --------  --------
                                   $121,264  $126,576  $140,735
                                   ========  ========  ========
Apparel Textile Group:
 Finished Goods and Dyeing
  and Finishing                    $ 74,893  $ 72,977  $ 77,416
 Greige Goods                        73,402    71,551    65,502
                                   --------  --------  --------
                                   $148,295  $144,528  $142,918
                                   ========  ========  ========

     Hart Holding does not hold any patents, trademarks, licenses and/or franchises the loss of which would have a material adverse affect on any of its industry segments.

     Additional information about industry segments of Hart Holding is contained in Footnote 14, Financial Information About Industry Segments, of the Notes to Consolidated Financial Statements of Hart Holding.


INDUSTRIAL COATED FABRICS GROUP

     The Industrial Coated Fabrics Group specializes in the coating of various substrate fabrics with a variety of products such as synthetic rubber, vinyl, neoprene, urethane, and other elastomers to produce a diverse line of products for industrial applications.

     ICF's products comprise four categories: (1) a complete line of printing blankets used in offset lithography, (2) coated automotive airbag materials, (3) specialty coated fabrics, including fluid control diaphragm materials, tank seals, ducting materials and coated fabric materials used for military and commercial life rafts and vests, aircraft escape slides, flexible fuel tanks and general aviation products, and (4) coated fabrics used in industrial coverings, including fabrics coated with rubber and vinyl which are used to make tarpaulins, loading dock shelters and other industrial products.

     ICF's products require significant amounts of technological expertise and the Company believes that ICF's product development, formulation and production methods are among the most sophisticated in the coated fabric industry. Since 1990, ICF has been awarded six patents with respect to polyurethane coatings and has nine pending patent applications relating to printing blankets, airbag fabric and specialty coatings. Approximately eight other patent applications are in process.

     ICF generally manufactures specialty coated fabrics according to a production backlog. ICF's products, other than printing blankets and coated automotive airbag material, involve relatively short runs and custom manufacturing. Printing blankets are sold primarily to distributors and dealers. ICF's other products are sold directly to end-users and fabricators by its direct sales force.

     Printing Blankets

     The Company believes that ICF is one of the world's leading producers of printing blankets used in offset lithography, the predominant printing process for the commercial, financial, publication and industrial printing markets.

     Offset printing blankets are used in the printing process to transfer a printed image from a metal printing plate onto paper or other printing material. ICF markets a complete line of conventional, compressible and sticky-back blankets under the VULCAN (Registered Trademark) name. The Company's line includes the 714 (Registered Trademark), the first compressible printing blanket, the 2,000 (Registered Trademark) PLUS, an advanced general purpose blanket, the VISION SR (Trademark), a premium blanket targeted at the sheet-fed market, and the MARATHON (Registered Trademark), a blanket targeted to the high-speed web press market. Each blanket in the product line is designed for a specific printing need and ICF sells an appropriate blanket for most types of commercial, financial, publication and industrial printing applications.

     The Company believes that ICF's blankets consistently offer high performance and quality. This performance is due to a number of proprietary features of the blankets, many of which are the subject of pending patent applications. Distinctive characteristics of ICF's blankets include unique printing surface compounds, improved composition and placement of compressible layers, surface buffing and water and solvent-resistant back plies.

     Purchasers of ICF's blankets include commercial, financial and industrial printers and publishers of newspapers and magazines. ICF's blankets are sold to over 10,000 U.S. printers and more than 15,000 foreign printers, in 64 countries worldwide.

     ICF has established a network of over 60 distributors and 125 dealers in the United States, Canada and Latin America to market its printing blankets. In addition, ICF is represented by a distributor in most of the other countries in which it does business. The Company's distributors typically purchase rolls of uncut blankets from ICF and then cut, finish and package the blankets prior to delivery to dealers or end-users. Internationally, ICF's relationships with distributors tend to be long-standing and exclusive, with most distributors dealing only in ICF's printing blankets and ICF selling only to such distributors in their respective territories. Domestic distributors tend to carry printing blankets from a number of manufacturers. Dealers generally purchase finished blankets from distributors for resale. ICF services all of its customers, and its direct sales force actively markets and promotes
ICF's printing blankets.

     Automotive Airbag Materials

     The Company believes that ICF has the leading share of the domestic market for coated automotive airbag materials. ICF is a significant supplier of such material to TRW, Inc. ("TRW") and the Safety Restraints Division of Allied-Signal, Inc. ("Allied-Signal"). Allied-Signal supplies Morton International ("Morton") with airbag components. TRW and Morton are two of four major domestic manufacturers of airbag systems and, together with Allied-Signal, supply all of the domestic automobile manufacturers and many of the European and Japanese automobile manufacturers. The Company believes that TRW and Morton account for in excess of 50% of the worldwide market for airbag systems.

     National Highway Traffic Safety Administration regulations currently mandate the use of both driver-side and passenger-side airbags for all 1998 model year passenger cars and 1999 model year light trucks, vans and multipurpose vehicles ("LTVs"). A phase-in schedule establishes that at least 95% of a manufacturer's passenger cars built on or after September 1, 1996 for sale in the United States, must be equipped with an airbag at the driver's and the right front passenger's seating positions. All LTVs built after September 1, 1997, must have some form of automatic occupant protection, and at least 80% must have either driver-side or driver-side and passenger-side airbags.

     Due to market demand for airbag-equipped vehicles, automobile manufacturers have been installing airbags (primarily driver-side) more extensively than required by the foregoing regulations. The Company expects sales of airbag systems and coated airbag fabric to increase substantially in future years and believes that ICF is well-positioned to benefit from such growth.

     Following the lead of the U.S. automobile manufacturers, European and Asian automobile manufacturers have begun installation of automobile airbags. No legislation or regulation presently requires the installation of airbags outside of the United States market. Reeves Italian subsidiary, Reeves S.p.A., has sufficient capacity for production of coated airbag material if demand develops outside of the United States for such products.

     Company participation in the airbag market to date has been through the use of coated airbag fabric in driver-side applications where coated airbag fabric offers certain advantages such as greater thermal insulation to withstand the rapid inflation of the airbag by means of hot gases and impermeability to prevent the escape of gases. Side-impact airbags (presently offered on certain models of Volvo and Mercedes Benz) are expected to use coated airbag fabric.

     Most passenger-side airbags are currently designed to use uncoated fabrics. Passenger-side airbags deploy more slowly than driver-side airbags. Consequently, they can be manufactured at a lower cost using uncoated fabric. The Company does not presently produce an uncoated airbag fabric. Although there can be no assurance that it will be able to do so, the Company plans to participate in the growth of passenger-side applications through an expansion program capitalizing on its textile expertise and research and development efforts. As part of this program, the Company is constructing an approximately 100,000 square foot facility in Spartanburg, South Carolina for weaving both coated and uncoated airbag fabric. The facility is expected to be operational by the end of 1994.

     Through its research and development activities, the Company is continuously working to develop new proprietary fabric technologies and procedures for the next generation of driver-side and passenger-side airbags. Airbag fabrics must meet rigorous specifications, testing and certification requirements and airbag fabric contracts tend to be awarded several years in advance. These factors may deter the entry of other manufacturers into this business.

     Specialty Coated Fabrics

     The Company believes that ICF is a leading domestic producer of specialty coated fabrics used for a broad range of industrial applications. ICF's specialty coated fabrics business is largely customer or "job shop" oriented. In 1993, more than 90% of ICF's sales of specialty coated fabrics were derived from fabrics manufactured to meet particular customers' specifications.

     Specialty coated fabrics generally consist of a fabric base, or substrate layer, and an elastomer coating (i.e., coating consisting of an elastic substance, such as rubber) which is applied to the fabric base. The Company believes that ICF's line of elastomer-fabric combinations is the most comprehensive in the industry, enabling it to design products to satisfy its customers' needs. Fabric bases used in ICF's specialty coated fabrics include polyester, nylon, cotton, fiberglass and silk. ICF's elastomers include natural rubber, nitrile, THIOKOL (Registered Trademark), NEOPRENE (Registered Trademark), silicone, HYPALON (Registered Trademark), VITON (Registered Trademark) and polyurethane.

     ICF sells its specialty coated fabrics under the registered trademark REEVECOTE (Registered Trademark). The Company believes that ICF has established a reputation for quality and product innovation in specialty coated fabrics by virtue of ICF's technological capability, advanced plant and equipment, research and development facilities and specialized chemists and engineers.

     ICF's specialty coated fabrics are separated into five product lines:

     General Purpose Goods. This product line includes air cells, tank seals, gaskets, compressor valves, aerosol seals and washers and coated fabrics used by other manufacturers in the production of insulation materials, soundproofing and inflatable "lifting bags" used to jack up automobiles or trucks.

     Gas Meter Diaphragms. ICF manufactures a line of rubber diaphragm material for use in gas meters which are the primary mechanisms in gas meters for controlling gas flow. ICF's products are sold to most of the major manufacturers of gas meters.

     Synthetic Diaphragms. The Company's synthetic diaphragms are used in carburetors, controls, meters, compressors, fuel pumps, and other applications.

     Specialty Products. ICF manufactures a large number of miscellaneous specialty coated products, including v-cups for oil rig drills, expansion joints and urethane specialty items, such as fuel containers, commercial diaphragms and desiccant bags.

     Military, Marine and Aerospace Products. ICF produces coated fabrics used in truck and equipment covers, waterproof duffel bags, pneumatic air mattresses, collapsible tanks for fuel and water storage, temporary shelters, rafts, inflatable boats, various types of safety devices, pneumatic and electrical plane de-icers, specialty molded aircraft parts, aerospace fuel cells, aircraft evacuation slides, helicopter floats, surveillance balloons and miscellaneous items. A portion of ICF's work in this area is performed as a subcontractor on United States government contracts.

     ICF's direct sales force sells primarily to fabricators who use ICF's specialty coated fabrics in products sold to end-users.

     Industrial Coverings Fabrics

     ICF sells coated fabrics to customers that produce a wide variety of industrial coverings, including truck tarpaulins, trailer covers, cargo covers, agricultural covers, hangar curtains, industrial curtains, boat covers, athletic field covers, temporary shelters, semi-bulk containers and specialized flotation devices used for the containment of oil spills and other environmental pollutants. ICF's industrial coverings fabrics are produced by the same methods as its specialty coated fabrics and are sold under the COVERLIGHT registered trademark.

     The industrial coverings fabrics business also includes coated fabric for loading dock shelters, which are pads or bumpers placed around the exterior of a loading dock door for weathersealing. ICF sells to manufacturers of loading dock shelter systems and believes it is the leading supplier of loading dock shelter material produced with rubber and other special elastomers.

     ICF's sales force sells primarily to fabricators of industrial coverings who in turn sell to end-users. Sales personnel concentrate on the largest producers of industrial coverings and loading dock shelter systems in the United States.

     Principal Customers

     ICF did not have a customer accounting for more than 10% of consolidated Hart Holding's sales during the years 1991, 1992 or 1993.

     Competition

     ICF's competitive environment varies by product line. For graphic arts products, the Company's principal competitors are Day International and W. R. Grace. To a lesser extent, the Company also competes with a number of other firms, including David M., Kinyo, Zippy, Sumitomo, DYC and Meiji. The specialty materials product line, except for airbag materials, competes in a number of highly fragmented market segments where competition varies by product. In the United States, competition comes from Chemprene, Archer Rubber, Seaman Corp., Cooley, Fairprene and selected foreign suppliers. Airbag products compete against those of Milliken and Highland Industries as well as several other small manufacturers. Quality, compliance with exacting product specifications, delivery terms and price are important factors in competing effectively in ICF's markets.


APPAREL TEXTILE GROUP

     The Apparel Textile Group consists of two divisions, Greige Goods and Finished Goods. ATG concentrates on segments of the market where its manufacturing flexibility, rapid response time, superior service, quality and the ability to supply customers with exclusive blends are key competitive factors.

     ATG's Greige Goods Division processes raw materials into undyed woven fabrics known as greige goods. The Greige Goods Division manufactures greige goods of synthetic fibers, wool, silk, flax and various combinations of these fibers. Products of the Greige Goods Division are primarily utilized for apparel and the Greige Goods Division's most significant customers are outside converters and, to a lesser extent, ATG's Finished Goods Division.

     The Company believes that the Greige Goods Division is distinguished from its competitors by its ability to efficiently manufacture small yardage runs, its rapid response time, the high quality of its products and its ability to produce samples rapidly on demand. ATG's greige goods plants engage principally in short production runs producing specialty fabrics requiring a variety of blends and textures. Fabrics are produced by the Greige Goods Division according to an order backlog and are typically "sold ahead" three to four months in advance. Most of the Greige Goods Division's sales are sold under firm contracts. In comparison to manufacturers of large volume commodity fabrics such as print cloth, corduroy and denim, the Greige Goods Division has been less adversely affected in recent years by foreign imports because of its position as a small quantity, specialty fabric producer.

     ATG's Finished Goods Division functions as a converter and commission finisher. The Finished Goods Division purchases greige goods from the Greige Goods Division and other greige suppliers and either contracts to have such goods converted into finished fabrics of varying weights, colors, designs and finishes or converts them itself. The dyed and finished fabrics are used in various end-products and sold primarily to apparel manufacturers in the women's wear, rainwear/outerwear, men's/boys' wear and career apparel markets.

     The Company believes that ATG's Finished Goods Division is one of the most flexible operations of its kind in the United States due to the variety of products it can finish and the broad range of dyeing processes and finishes it is able to offer. The Finished Goods Division focuses on high value-added fabrics with unique colors and specialty finishes. The Finished Goods Division's fabrics are currently being used by a number of the leading men's and women's sportswear manufacturers and its dyeing and finishing services are sold to major domestic converters.

     A wide variety of fabrics can be woven at the Greige Goods Division's two weaving plants. The dyeing and finishing plant of the Finished Goods Division is equipped to do a variety of piece dyeing, as well as to provide specialty finishings. This manufacturing flexibility increases ATG's ability to respond rapidly to changes in market demand.

     Substantially all of the Apparel Textile Group's products are sold directly to customers through its own sales force. The balance is sold through brokers and agents.

     Principal Customers

     ATG markets its fabrics to a wide range of customers including
H.I.S., the THOMPSON (registered trademark) men's pants division of Salant Corporation, Eddie Haggar Ltd. and V.F. Corporation. ATG also markets its fabrics to major retailers, including J.C. Penney, which specify the Company's fabrics. ATG is a direct supplier of rainwear fabric to Londontown Corporation, the maker of LONDON FOG (registered trademark), and also markets its fabrics to specialty catalogue houses such as Patagonia, L.L. Bean and Eddie Bauer.

     ATG did not have a customer accounting for more than 10% of consolidated Hart Holding's sales during 1991, 1992 or 1993.

     Competition

     The textile industry is highly competitive. While there are a number of integrated textile companies, many larger than ATG, no single company dominates the United States market. Competition from imported fabrics and garments continues to be a significant factor adversely affecting much of the domestic textile industry. Because of the nature of ATG's markets, the Company believes it is less susceptible to foreign imports than the industry as a whole and is more insulated from the risk of foreign imports than high-volume commodity producers. The most important factors in competing effectively in ATG's product markets are service, price, quality, styling, texture, pattern design and color. ATG seeks to maintain its market position in the industry through a high degree of manufacturing flexibility, product quality and competitive pricing policies.

     The Greige Goods Division distinguishes itself from its competitors by its ability to manufacture runs as small as 40,000 square yards, its rapid response time and the high quality of the products manufactured. The Greige Goods Division has extensive proprietary technical knowledge in the structure of its spinning and weaving operations, which the Company believes represents a significant competitive advantage.

     The Finished Goods Division is capable of finishing a wide variety of products and offers a broad range of dyeing processes and finishes. This manufacturing flexibility increases the Finished Goods Division's ability to respond rapidly to changes in market demand, which the Company believes enhances its competitive position.


RAW MATERIALS, MANUFACTURERS AND SUPPLIERS

     The principal raw materials used by ICF include polymeric resins, natural and synthetic elastomers, organic and inorganic pigments, aromatic and aliphatic solvents, polyurethanes, polyaramids and calendered fabrics. ATG principally utilizes wool, flax, specialty yarn, man-made fibers, including acrylics, polyesters, acetates, rayon and nylon and a wide variety of dyes and chemicals. Such raw materials are largely purchased in domestic markets and are available from a variety of sources. The Company is not presently experiencing any difficulty in obtaining raw materials. However, the Company has from time to time experienced difficulty in obtaining the substrate fabric that it uses to produce coated automotive airbag materials. The Company anticipates that the completion of its new weaving facility in Spartanburg, South Carolina may reduce the risk of such supply shortages. Airbag fabric produced by the new facility will be subject to rigorous testing and certification before it will be available for production.


FOREIGN OPERATIONS

     All of Reeves' foreign operations are conducted through Reeves S.p.A., a wholly-owned subsidiary located in Lodi Vecchio, Italy. Reeves S.p.A. forms a part of Reeves' ICF Group. The financial data of Reeves' S.p.A.
is as follows (in thousands):

                                     1991      1992      1993
                                   --------  --------  --------
     Sales                         $ 35,437  $ 38,444  $ 36,932

     Net income                       6,808     9,165     7,446

     Assets                          33,011    31,608    33,092

     The financial results of Reeves S.p.A. do not include any allocations of corporate expenses or consolidated interest expense.


BACKLOG

     The following is a comparison of open order backlogs at December 31 of each year presented (in thousands):

                                          1991      1992      1993
                                        --------  --------  --------
     Industrial Coated Fabrics Group    $ 16,942  $ 16,824  $ 17,072
     Apparel Textile Group                47,129    32,994    39,390
                                        --------  --------  --------
          Totals                        $ 64,071  $ 49,818  $ 56,462
                                        ========  ========  ========

     The increase in ICF's backlog from 1992 to 1993 is due to growth in the coated automotive airbag materials business. The decrease in the Apparel Textile Group backlog from 1991 to 1992 was the result of a decrease in government business and reduced orders due to market uncertainty. The increase in the ATG backlog from 1992 to 1993 is due to the addition of several new customers in the Finished Goods Division.

     The December 31, 1993 backlogs for the Industrial Coated Fabrics Group and the Apparel Textile Group are reasonably expected to be filled
in 1994.   Under certain circumstances, orders may be canceled at the
Company's discretion prior to the commencement of manufacturing. Any significant decrease in backlog resulting from lost customers could adversely affect future operations if these customers are not replaced in a timely manner.


ENVIRONMENTAL MATTERS

     The Company is subject to a number of federal, state and local laws and regulations pertaining to air emissions, water discharges, waste handling and disposal, workplace exposure and release of chemicals.
During 1993, expenditures in connection with the Company's compliance with federal, state and local environmental laws and regulations did not have a material adverse effect on its earnings, capital expenditures or competitive position. Although the Company cannot predict what laws, regulations and policies may be adopted in the future, based on current regulatory standards, the Company does not expect such expenditures to have a material adverse effect on its operations.


EMPLOYEES

     On February 1, 1994, the Company employed approximately 2,291 people, of whom 1,855 were in production, 185 were in general and administrative functions, 52 were in sales and 199 were at Reeves S.p.A. At such date, ICF had approximately 639 employees and ATG had approximately 1,398 employees, with the remainder of the Company's employees in general and administrative positions.


ITEM 2.  PROPERTIES

     The Company's principal facilities, their primary functions and their locations as of March 31, 1994, are as follows:

                                                    Size (Sq. Ft.)
                                                 ------------------
Location                  Function                  Owned    Leased

Manufacturing Facilities

  Industrial Coated
   Fabrics Group
     Rutherfordton, NC    Specialty Materials      215,000
     Spartanburg, SC      Graphic Arts             308,364
     Lodi Vecchio, Italy  Graphic Arts and
                           Coated Fabrics          160,000    4,900
                                                 ---------   ------
       Subtotal                                    683,364    4,900
                                                 ---------   ------

  Apparel Textile Group
     Woodruff, SC         Greige Goods             368,587
     Chesnee, SC          Greige Goods             303,100
     Bessemer City, NC    Greige Goods             218,992
     Bishopville, SC      Finished Goods           226,684    2,400
     Bishopville, SC      Warehouse                          72,650
                                                 ---------   ------
       Subtotal                                  1,117,363   75,050
                                                 ---------   ------
  Total Manufacturing Facilities                 1,800,727   79,950
                                                 ---------   ------
Non-Manufacturing Facilities

     New York, NY         Administrative & Sales             12,000
     Spartanburg, SC      Administrative & Sales    43,000
     Darien, CT           Administrative                      6,800
                                                 ---------   ------
  Total Non-Manufacturing Facilities                43,000   18,800
                                                 ---------   ------
       TOTAL                                     1,843,727   98,750
                                                 =========   ======


     Hart Holding and/or its subsidiaries is a party to leases with terms ranging from month-to-month to fifteen years, with rental expense aggregating $1.5 million for the twelve months ended December 31, 1993. Hart Holding believes that all of its facilities are suitable and adequate for the current conduct of its operations.


ITEM 3.  LEGAL PROCEEDINGS

     On December 18, 1992, Hart Holding announced that it intended to effect a 300 to one reverse stock split of its common stock. Two separate lawsuits entitled Clare Lois Spark Loeb v. James W. Hart, et al.,
CA 12830, and Rochelle Brooks v. James W. Hart, et al., CA 12831, were filed as class actions in the Court of Chancery of the State of Delaware, challenging the proposed reverse split on behalf of stockholders other than officers and directors of Hart Holding. In May 1993, the parties reached a tentative settlement of the lawsuits which includes revising the terms of the reverse stock split to change the split ratio to 600 to one and increasing the price per share to be paid for cashed out shares to $2.25 per share. The settlement terms have been filed with the Court of Chancery and a hearing on the fairness of such terms is scheduled for April 15, 1994. If the terms are approved, Hart Holding anticipates consummating the proposed reverse split promptly.

     Except as noted above, Hart Holding believes that there are no legal proceedings, other than ordinary routine litigation incidental to the business of Hart Holding, to which Hart Holding or any of its subsidiaries is a party. Management is of the opinion that the ultimate outcome of existing legal proceedings would not have a material adverse effect on Hart Holding's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                               PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS


     The Registrant's common stock is traded in the over-the-counter market.

     The range of high and low bid prices of the common stock for each quarterly period during the last two fiscal years as supplied by the National Quotation Bureau, Inc. is set forth below. These over-the-counter market quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended     High            Low

  December 31, 1992
    First Quarter      2 1/2          2 1/2
    Second Quarter     2 1/2          2 1/2
    Third Quarter      2 3/4          2 1/2
    Fourth Quarter     3 1/4          1

  December 31, 1993
    First Quarter      1              1
    Second Quarter     1 1/2          1
    Third Quarter      1              1
    Fourth Quarter     1              1

     As of the close of business on March 30, 1994, there were 2,005 record holders of the Registrant's common stock.

     No dividends were declared during the past two fiscal years with respect to the Registrant's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

     The historical operations and balance sheet data included in the selected financial data set forth below are derived from the consolidated financial statements of Hart Holding Company Incorporated (in thousands except per share data and ratios).

                                               December 31,
                         -----------------------------------------------------
                            1989       1990       1991       1992       1993
                            ----       ----       ----       ----       ----
Statement of
Operations Data (1):

Net sales
  Industrial Coated
   Fabrics Group         $ 114,313  $ 119,749  $ 121,264  $ 126,576  $ 140,735
  Apparel Textile Group    143,035    138,110    148,295    144,528    142,918
                         ---------  ---------  ---------  ---------  ---------
  Total net sales        $ 257,348  $ 257,859  $ 269,559  $ 271,104  $ 283,653
                         =========  =========  =========  =========  =========

Operating income
  Industrial Coated
   Fabrics Group         $  24,715  $  23,250  $  23,940  $  24,732  $  29,287
  Apparel Textile Group     11,513     10,059     10,121     10,693     11,583
  Corporate expenses        (6,888)    (8,137)    (8,059)    (8,851)   (10,915)
  Facility restructuring
   charges                                                              (1,003)
                         ---------  ---------  ---------  ---------  ---------
     Total operating
       income            $  29,340  $  25,172  $  26,002  $  26,574  $  28,952
                         =========  =========  =========  =========  =========

Income from
 continuing
 operations              $   5,812  $   5,348  $   4,214  $   6,145  $   8,238
                         =========  =========  =========  =========  =========

Interest expense
 and amortization
 of financing costs
 and debt discount       $  22,590  $  19,934  $  21,777  $  17,633  $  16,426
                         =========  =========  =========  =========  =========

Income from
 continuing
 operations
 per share               $     .33  $     .35  $     .28  $     .41  $     .56

Ratio of earnings
 to fixed
 charges (2)                  1.5x       1.3x       1.2x       1.5x       1.8x
                              ====       ====       ====       ====       ====

Earnings (loss)
 per common share

   Primary:
     Income from
      continuing
      operations         $     .33  $     .35  $     .28  $     .41  $     .56
     Income (loss)
      before
      extraordinary
      item                     .83      (1.77)       .44        .41        .56
     Dividends paid
     Net income (loss)         .85      (1.77)       .44        .23        .56

   Fully diluted:
     Income from
      continuing
      operations         $     .33  $     .35  $     .27  $     .41  $     .56
     Income (loss)
      before
      extraordinary
      item                     .83      (1.77)       .43        .41        .56
     Dividends paid
     Net income (loss)         .85      (1.77)       .43        .23        .56

Weighted average number
 of shares
   Primary                  15,998     15,242     15,228     15,130     14,686
   Fully diluted            15,998     15,256     15,339     15,130     14,686

Operating Data:

Depreciation and
 goodwill amortization
 expense                 $   6,394  $   6,707  $   7,178  $   8,187  $   8,624
Capital expenditures         6,821      7,007     11,015     15,788     16,506

Balance Sheet Data:

Total assets (3)         $ 249,550  $ 230,597  $ 217,135  $ 196,006  $ 206,375

Long-term debt
 (including current
 portion)                  149,863    148,837    148,960    132,921    132,677

Stockholders'
 equity (4)                 39,675     11,513     17,283     14,184     20,409


Footnotes to Statement of Operations and Balance Sheet Data:

(1) The fiscal year ended December 31, 1989 has been restated to reflect the exclusion of the discontinued operations of the ARA Automotive Group. See Footnote 3, Discontinued Operations and Facility Restructuring Charges, of the Notes to Consolidated Financial Statements of Hart Holding.

(2) For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes, plus fixed charges. Fixed charges consist of interest on all indebtedness, amortization of financing costs and debt discount, and one-third of all rentals, which is considered representative of the interest portion included therein, after adjustments for amounts related to discontinued operations.

(3) Total assets include the assets of discontinued operations prior to disposal. In 1990, Reeves discontinued the operations of Reeves' ARA Automotive Group.

(4) The decline in stockholders' equity from 1989 to 1990 includes the recognition of a net loss of $34,594,000 from the disposal of the remaining operations of Reeves' ARA Automotive Group. The decline in stockholders' equity from 1991 to 1992 primarily reflects translation adjustments of $6,626,000 caused by foreign currency fluctuations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (1991-1993)

     SALES

     Consolidated sales increased from $269.6 million in 1991 to $283.7 million in 1993 (5.2%) due to increased sales of the Industrial Coated Fabrics Group (16.0%) related primarily to growth in coated automotive airbag materials, partially offset by a decline in sales of the Apparel Textile Group (3.6%) due to a shift to basic, lower margin products, price competition, adverse recessionary influences affecting domestic textile markets and the cessation of ATG's weaving operations at its Woodruff, South Carolina facility in 1993.

     Industrial Coated Fabrics Group. ICF's sales were $121.3 million, $126.6 million and $140.7 million in 1991, 1992 and 1993, respectively.
The 16.0% increase during the period was due to increased sales of specialty coated fabrics, primarily coated automotive airbag materials, partially offset by a decline in offset printing blanket volume. The increase in coated automotive airbag materials sales was due to an increase in unit volume caused by the increased use of driver-side airbags primarily in cars manufactured in the United States. The decline in domestic printing blanket sales was primarily due to reduced demand as a result of the slowdown in the printing industry. Sales of Reeves Brothers' Italian subsidiary ("Reeves S.p.A.") fluctuated during the period primarily due to movements in foreign currency exchange rates.

     Apparel Textile Group. ATG's sales were $148.3 million, $144.5 million and $142.9 million in 1991, 1992 and 1993, respectively. The 2.6% sales decline in 1992 as compared to 1991 was evenly distributed between ATG's greige and finishing divisions. The decline in each division was primarily due to unusually strong sales in 1991 to the U.S. military as a result of Operation Desert Storm and, to a lesser extent, the economic recession in the United States in 1992. ATG's products experienced both a decline in unit volume as well as a shift to more basic, lower margin products in 1992 as compared to 1991. The 1.1% decline experienced in 1993 as compared to 1992 resulted from a decrease in greige goods sales as a result of the cessation of weaving operations at the Woodruff, South Carolina facility due to declining sales to the U.S. military, offset partially by increased sales of finished goods due to greater demand for higher quality and more varied product offerings and styles.

     OPERATING INCOME

     Consolidated operating income was $26.0 million, $26.6 million and $29.0 million in 1991, 1992 and 1993, respectively. The 11.5% increase between 1991 and 1993 resulted primarily from increased profits contributed by ICF's specialty materials products (predominantly coated automotive airbag materials) and to a lesser extent, increased profits contributed by ATG (in spite of reduced sales volume) as a result of cost reductions and productivity gains achieved during the period related to its capital investment program. The operating income increase experienced during the period was partially offset by increased corporate expenses and, in 1993, by facility restructuring charges of $1.0 million. Operating income, as a percentage of sales, increased from 9.6% in 1991 to 9.8% in 1992 and to 10.2% in 1993.

     Industrial Coated Fabrics Group. ICF's operating income was $23.9 million, $24.7 million and $29.3 million in 1991, 1992 and 1993, respectively, and represented 19.7%, 19.5% and 20.8% of ICF's sales in such years.
Operating income growth in 1992 as compared to 1991 was due primarily to increased sales of coated automotive airbag materials and, to a lesser extent, the elimination of certain lower-margin specialty coated fabric products. The 18.6% increase in operating income in 1993 as compared to 1992 was primarily due to the benefits of economies of scale realized in connection with increased sales of coated automotive airbag materials. Operating income from printing blankets declined in 1992 and 1993 reflecting the worldwide slowdown in the printing industry partially offset by efficiencies experienced by Reeves S.p.A. primarily related to increased material yields.

     Apparel Textile Group.  ATG's operating income was $10.1 million,
$10.7 million and $11.6 million in 1991, 1992 and 1993, respectively, and represented 6.8%, 7.4% and 8.1% of ATG's sales in such years. The operating income and margin improvement experienced during the period was achieved in spite of an overall 3.6% sales decline reflecting the benefits of cost reductions and productivity improvements realized from ATG's capacity modernization program initiated at its Chesnee and Bishopville, South Carolina facilities.

     Corporate Expenses. Corporate expenses were $8.1 million, $8.9 million and $10.9 million in 1991, 1992 and 1993, respectively, and represents
3.0%, 3.3% and 3.8% of consolidated sales in such years. The increase in corporate expenses during the period related primarily to increased staffing and compensation expense necessary to support corporate development activities. In 1993, corporate expenses included a provision for costs related to the Company's discontinued Buena Vista, Virginia facility of $.5 million.

     Facility Restructuring Charges. In 1993, the Company recorded facility restructuring charges of $1.0 million. The one-time charges related primarily to the cessation of weaving activities at the Company's Woodruff, South Carolina facility due to declining sales to the U. S. military, the conversion of that facility into a captive yarn mill and consolidation of weaving capacity at ATG's remaining facilities.

     INTEREST EXPENSE, NET

     Interest expense, net consists of consolidated interest expense plus amortization of financing costs and debt discounts less interest income on investments. Interest expense, net was $20.7 million, $17.2 million and $16.2 million in 1991, 1992 and 1993, respectively. Included in such net amounts are provisions for the amortization of financing costs and debt discounts totaling $1.3 million, $1.0 million and $.7 million in 1991, 1992 and 1993, respectively. The decline in interest expense, net during the period resulted primarily from the repayment of bank debt, the refinancing of Reeves' long-term debt in 1992 with proceeds from the sale of the 11% Senior Notes and the repurchase of a portion of the 13 3/4% Subordinated Debentures.

     INCOME TAXES

     The Company's effective income tax rate on income from continuing operations before income taxes in 1991, 1992 and 1993 was 9.8%, 30.6% and 34.9%, respectively. The effective income tax rate on income from continuing operations for 1991 and 1992 differed from the federal statutory rate of 34% primarily due to the impact of goodwill amortization and Reeves S.p.A.'s lower effective tax rate. The higher effective income tax rate in 1992 as compared to 1991 was primarily due to an increase in domestic taxable income which is taxed at a higher rate than income earned at Reeves S.p.A., a new Italian tax affecting Reeves S.p.A.'s tax liability and the adoption of Statement of Financial Accounting Standard's No. 109, "Accounting for Income Taxes" ("FAS 109").

     During 1993, Reeves established a $.8 million valuation reserve against the Company's deferred tax assets reflecting estimated utilization of foreign tax credits. The Company has foreign tax credit carry forwards of $1.9 million of which $1.7 million expire in 1994 and $.2 million expire at varying dates through 1997. The valuation reserve was established based on the Company's estimate of foreign source taxable income expected to be received from Reeves S.p.A. during the foreign tax credit carryover period.

     INCOME FROM CONTINUING OPERATIONS

     Income from continuing operations was $4.2 million, $6.1 million and $8.2 million in 1991, 1992 and 1993, respectively. Income from continuing operations excluded (i) a gain on disposal of discontinued operations, net of taxes, aggregating $2.8 million 1991, (ii) an extraordinary loss of $6.1 million in 1992 from the write-off of financing costs and debt discounts related to the early extinguishment of long-term debt in the Company's 1992 refinancing and (iii) a gain of $3.0 million in 1992 related to the cumulative effect of adopting a change in accounting principle (FAS 109).


LIQUIDITY AND CAPITAL RESOURCES

     Capital Expenditures

     Commencing in 1991, the Company began significantly increasing its levels of capital investment in its businesses in order to modernize and expand capacity, reduce its overall cost structure, increase productivity and enhance its competitive position. Between 1991 and 1993, the Company invested approximately $52.1 million in aggregate ($11.0 million in 1991, $15.8 million in 1992, $16.5 million in 1993 and $8.8 million, representing the cost of manufacturing equipment leased under operating leases, in 1992 and 1993).

     Between 1991 and 1993, the Company invested approximately $13 million in ICF's domestic facilities in order to purchase new production equipment, to increase productivity and expand capacity in its traditional lines of business as well as to enter the coated automotive airbag materials market. In addition, ICF spent approximately $12 million in its Reeves S.p.A. facilities to construct an 80,000 square foot addition and purchase related equipment. Such investment increased capacity to manufacture offset printing blankets and installed coated fabrics capacity in Europe to meet anticipated demand for sophisticated specialty materials. Between 1991 and 1993, the Company invested approximately $24.2 million in ATG's facilities at Chesnee and Bishopville, South Carolina to increase productivity and manufacturing flexibility, expand capacity for more sophisticated fabrics and allow more rapid response to market demand and a broader product offering. Of such $24.2 million, approximately $8.8 million represents the cost of manufacturing equipment leased under operating leases.

     The Company intends to substantially increase its capital investment in its existing businesses during the 1994-1997 period. The Company currently anticipates in excess of $40 million of capital expenditures in 1994 and in excess of $100 million of aggregate spending between 1995 and 1997. In 1994, the Company anticipates spending approximately
$17 million to construct, furnish and equip a state-of-the-art plant in Spartanburg, South Carolina to weave automotive airbag materials, approximately $5 million to complete the capacity expansion at ATG's Chesnee, South Carolina plant and approximately $16 million to expand the capacity of and improve productivity at ICF's worldwide coated fabrics and offset printing blanket facilities. Projected capital expenditures beyond 1994 are expected to complete ATG's modernization and expansion of its textile capacity, expand ICF's automotive airbag materials capacity in response to anticipated domestic and international market requirements and enhance the profitability and competitive position of ICF's printing blanket and traditional coated fabrics businesses through additional spending for cost reductions and productivity improvements.

     As a result of the nature of the Company's business and its substantial expenditures for capital improvements over the last several years, current and future capital expenditure requirements are flexible as to both timing and amount of capital required. In the event that cash flow proves inadequate to fund currently projected expenditures, such expenditures can be adjusted so as not to exceed available funds.


     Liquidity

     The Company's net cash provided by operating activities increased from $8.4 million in 1991 to $15.3 million in 1992 and $25.6 million in 1993. The improvement in net cash provided by operating activities resulted from higher levels of income from continuing operations and significant improvements in working capital management.

     The Company anticipates that it will be able to meet its projected working capital, capital expenditure and debt service requirements through internally generated funds and borrowings available under its existing $35 million Bank Credit Agreement.

     In August 1992, in conjunction with the refinancing of Reeves' bank and institutional indebtedness, Reeves and Reeves Brothers entered into the Bank Credit Agreement which provides Reeves with an aggregate $35 million revolving line of credit and letter of credit facility.
The Bank Credit Agreement expires on December 31, 1995 and is secured by accounts receivable and inventories. As of March 31, 1994, Reeves had available borrowing capacity (net of $1.3 million of outstanding letters of credit) of $28.6 million under the Bank Credit Agreement.


IMPACT OF INFLATION

     The Company does not believe that its financial results have been materially impacted by the effects of inflation.


OTHER MATTERS

     In February 1992, the Company received approximately $17 million from the federal government in payment of a tax refund. The refund resulted from the Company carrying back tax operating losses generated in 1991, primarily related to the disposal of the ARA Automotive Group, to offset previous years' taxable income.

     In 1992, the Company adopted FAS 109 effective as of the beginning of 1992. Under FAS 109, in the year of adoption, previously reported results of operations for the year are restated to reflect the effects of applying
FAS 109, and the cumulative effect of adoption on prior years' results of operations is shown in the income statement in the year of change. The cumulative effect of this change in accounting principle increased net income by $3.0 million in 1992.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14, for index to financial statements.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                  REPORT OF INDEPENDENT ACCOUNTANTS


      To the Board of Directors and Stockholders of Hart Holding Company Incorporated


      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Hart Holding Company Incorporated and its subsidiaries at December 31, 1992 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      As discussed in Notes 2 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.


      PRICE WATERHOUSE


      Atlanta, Georgia
      February 11, 1994, except as to Note 16, which is as of March 31, 1994

HART HOLDING COMPANY INCORPORATED
CONSOLIDATED BALANCE SHEET
(in thousands except share data)

                                                         December 31,
                                                       ----------------
                                                       1992        1993
                                                       ----        ----
                          ASSETS
Current assets
 Cash and cash equivalents of $3,936
  and $7,222                                        $   4,318   $  12,149
 Accounts receivable, less allowance for doubtful
  accounts of $1,570 and $1,467                        38,876      45,925
 Inventories (Note 4)                                  35,310      33,969
 Deferred income taxes (Note 8)                         6,477       5,442
 Other current assets                                  10,331       3,487
 Investment in discontinued operations (Note 3)         2,466
                                                    ---------   ---------
     Total current assets                              97,778     100,972
Property, plant and equipment, at cost less
 accumulated depreciation (Note 5)                     43,548      51,415
Unamortized financing costs, less accumulated
 amortizationof $550 and $1,177                         4,390       3,946
Goodwill, less accumulated amortization of
 $8,280 and $9,695                                     47,079      45,664
Deferred income taxes (Note 8)                          1,951       2,153
Other assets                                              604       2,225
Investment in discontinued operations (Note 3)            656
                                                    ---------   ---------
     Total assets                                   $ 196,006   $ 206,375
                                                    =========   =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                   $  15,352   $  22,810
 Accrued expenses and other
  liabilities (Note 6)                                 23,000      25,661
 Liabilities related to discontinued
  operations (Note 3)                                   3,367
                                                    ---------   ---------
     Total current liabilities                         41,719      48,471
Long-term debt (Note 7)                               132,921     132,677
Deferred income taxes (Note 8)                          4,393       4,254
Other liabilities                                                     564
Liabilities related to discontinued
 operations (Note 3)                                    2,575
Minority interest                                         214
                                                    ---------   ---------
     Total liabilities                                181,822     185,966
                                                    ---------   ---------
Stockholders' equity (Note 10)
 Common stock, $.01 par value, 40,000,000
  shares authorized; 15,987,495 shares
  issued; and 12,895,100 shares outstanding               160         160
 Capital in excess of par value                        14,783      14,783
 Retained earnings                                      7,103      15,341
 Equity adjustments from translation                   (1,879)     (3,892)
 Common stock held in treasury, at cost,
   3,092,395 shares                                    (5,983)     (5,983)
                                                    ---------   ---------
     Total stockholders' equity                        14,184      20,409
                                                    ---------   ---------
Commitments and contingencies (Note 15)
                                                    ---------   ---------
     Total liabilities and stockholders'
       equity                                       $ 196,006   $ 206,375
                                                    =========   =========

      The accompanying notes are an integral part of these financial statements.

HART HOLDING COMPANY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share data)

                                              Year Ended December 31,
                                           ----------------------------
                                             1991      1992      1993
                                           --------  --------  --------
Net sales                                  $269,559  $271,104  $283,653
Cost of sales                               216,179   216,043   222,016
                                           --------  --------  --------
Gross profit on sales                        53,380    55,061    61,637
Selling, general and
 administrative expenses                     27,378    28,487    31,682
Facility restructuring charges (Note 3)                           1,003
                                           --------  --------  --------
Operating income                             26,002    26,574    28,952
Other income (expense)
 Other income, net                            1,072       435       249
 Interest expense and amortization
  of financing costs and debt
  discounts                                 (21,777)  (17,633)  (16,426)
                                           --------  --------  --------
                                            (20,705)  (17,198)  (16,177)
                                           --------  --------  --------
Income from continuing operations
 before income taxes, extraordinary
 item and cumulative effect
 of a change in accounting principle          5,297     9,376    12,775
Income taxes (Note 8)                           520     2,871     4,455
Minority interest                               563       360        82
                                           --------  --------  --------
Income from continuing operations             4,214     6,145     8,238
Discontinued operations
 Net gain on disposal of discontinued
  operations less applicable income
  tax provision of $1,732 (Note 3)            2,830
 Minority interest in discontinued
  operations                                   (377)
                                           --------  --------  --------
                                              2,453
                                           --------  --------  --------
Income before extraordinary item
 and cumulative effect of a change
 in accounting principle                      6,667     6,145     8,238
Extraordinary loss from early
 extinguishment of debt, less
 applicable income tax benefits
 of $3,148 (Note 7)                                    (5,715)
Cumulative effect of a change in
 accounting for income taxes (Note 8)                   3,012
                                           --------  --------  --------
Net income                                 $  6,667  $  3,442  $  8,238
                                           ========  ========  ========

Earnings per common share (Note 10)
 Primary
  Income from continuing
    operations                             $    .28  $    .41  $    .56
  Income before extraordinary item
   and cumulative effect of a change
   in accounting principle                      .44       .41       .56
  Cumulative effect of a change in
   accounting for income taxes                            .20
  Net income                                    .44       .23       .56

 Fully diluted
  Income from continuing
    operations                                  .27       .41       .56
  Income before extraordinary item
   and cumulative effect of a change
   in accounting principle                      .43       .41       .56
  Cumulative effect of a change in
   accounting for income taxes                            .20
  Net income                                    .43       .23       .56


 Weighted average number of
  common shares outstanding
    Primary                                  15,228    15,130    14,686
    Fully diluted                            15,339    15,130    14,686

      The accompanying notes are an integral part of these financial statements.

HART HOLDING COMPANY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

                                                    Captial                  Equity
                                   Common Stock    in Excess   Retained    Adjustments    Common Stock
                                  $0.01 Par Value     of       Earnings       From         in Treasury
                                  Shares  Amount   Par Value   (Deficit)   Translation   Shares   Amount        Total
                                  ------  -------  ---------   ---------   -----------   ------   ------        -----

Balance at December 31, 1990      16,346   $163     $ 15,848   $ (3,006)    $ 4,500      3,097  $ (5,992)     $  11,513

Purchase and cancellation of
 common stock                       (273)    (2)        (814)                                                      (816)
Net income                                                        6,667                                           6,667
Translation adjustments                                                         (81)                                (81)
                                  ------   ----     --------   --------     -------      -----  --------       --------
Balance at December 31, 1991      16,073    161       15,034      3,661       4,419      3,097    (5,992)        17,283

Purchase and cancellation of
 common stock                        (81)    (1)        (242)                                                      (243)
Cancellation of treasury stock        (5)                 (9)                               (5)       9
Net income                                                        3,442                                           3,442
Translation adjustments                                                      (6,298)                             (6,298)
                                  ------   ----     --------   --------     -------      -----  --------       --------
Balance at December 31, 1992      15,987    160       14,783      7,103      (1,879)     3,092    (5,983)        14,184

Net income                                                        8,238                                           8,238
Translation adjustments                                                      (2,013)                             (2,013)
                                  ------   ----     --------   --------     -------      -----  --------       --------
Balance at December 31, 1993      15,987   $160     $ 14,783   $ 15,341     $(3,892)     3,092  $ (5,983)      $ 20,409
                                  ======   ====     ========   ========     =======      =====  ========       ========


                      The accompanying notes are an integral part of these financial statements.

HART HOLDING COMPANY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                               Year Ended December 31,
                                            ----------------------------
                                              1991      1992      1993
                                            --------  --------  --------
Cash flows from operating activities
 Net income                                 $  6,667  $  3,442  $  8,238
   Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Write-off of financing costs due
       to early extinguishment of debt                   5,715
      Cumulative effect of a change
       in accounting for income taxes                   (3,012)
      Net gain on disposal of
       discontinued operations                (2,830)
      Depreciation and amortization            8,458     9,216     9,352
      Deferred income taxes                      601      (112)      694
      Minority interest                          940       360      (214)
      Changes in operating assets and
       liabilities
       Decrease (increase) in accounts
        receivable                               565     2,574    (7,049)
       Decrease in inventories                   486     4,200     1,341
       (Increase) decrease in other
        current assets                        (2,002)   (9,605)    6,844
       (Increase) decrease in other
        assets                                  (254)      134    (1,621)
       Increase (decrease) in accounts
        payable                                  492      (546)    7,458
       (Decrease) increase in accrued
        expenses and other liabilities        (4,407)    6,009       605
       Equity adjustments from translation      (345)   (3,121)      (89)
                                            --------  --------  --------
Net cash provided by operating activities      8,371    15,254    25,559
                                            --------  --------  --------
Cash flows from investing activities
 Purchases of property, plant and
  equipment                                  (11,015)  (15,788)  (16,506)
 Net proceeds (payments) from disposal
  of discontinued operations                   2,331    12,438      (536)
                                            --------  --------  --------
Net cash used by investing activities         (8,684)   (3,350)  (17,042)
                                            --------  --------  --------
Cash flows from financing activities
 Principal payments of long-term debt            (56) (108,726)     (345)
 Net payments on revolving loans                       (30,000)
 Borrowings of long-term debt                          121,989
 Debt issuance costs                                    (5,115)
 Premium on early retirement of debt                    (4,876)
 Purchases of common stock                      (816)   (1,318)
                                            --------  --------  --------
Net cash used by financing activities           (872)  (28,046)     (345)
                                            --------  --------  --------
Effect of exchange rate changes on cash          122      (535)     (341)
                                            --------  --------  --------
(Decrease) increase in cash and
 cash equivalents                             (1,063)  (16,677)    7,831
Cash and cash equivalents,
 beginning of year                            22,058    20,995     4,318
                                            --------  --------  --------
Cash and cash equivalents,
 end of year                                $ 20,995  $  4,318  $ 12,149
                                            ========  ========  ========

       The accompanying notes are an integral part of these financial statements.

HART HOLDING COMPANY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1992 AND 1993


1.   BUSINESS AND ORGANIZATION

     Hart Holding Company Incorporated ("Hart Holding" or the "Company") is a holding company whose principal asset is 100% of the outstanding common stock of its wholly-owned subsidiary, Reeves Industries, Inc. ("Reeves"). Hart Holding acquired Reeves on May 6, 1986. Reeves is a holding company whose principal asset is the common stock of its wholly-owned subsidiary, Reeves Brothers, Inc. ("Reeves Brothers"). Reeves Brothers is a diversified industrial company engaged in two business segments: industrial coated fabrics and apparel textiles.

     Effective September 30, 1991, the Company formed Hart Investment Properties Corporation ("HIPC"), a wholly-owned subsidiary.
     HIPC was incorporated for the purpose of investing in real estate properties. In addition, during 1992 the Company formed Hart Capital Corporation, a wholly-owned subsidiary whose primary business will be the investment of its own equity and that of outside investors in buy-outs, build-ups, leveraged minority positions and restructurings. Hart Capital Corporation had no activity during 1992 or 1993.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Inventories

     Inventories are stated at the lower of cost or market. Cost for approximately 29% and 27% of total inventories was determined on the last-in, first-out (LIFO) method at December 31, 1992 and 1993, respectively. With respect to the remainder of the inventories, cost is determined principally on the first-in, first-out (FIFO) method. Market is determined on the basis of replacement costs or selling prices less costs of disposal. The application of Accounting Principles Board Opinion No. 16, "Business Combinations," for the acquisition of Reeves Industries caused the inventories in the accompanying consolidated balance sheet to exceed inventories used for income tax purposes by approximately $7,320,000 as of December 31, 1993.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Improvements which extend the useful lives of the assets are capitalized while repairs and maintenance are charged to operations as incurred. Depreciation is provided using primarily the straight-line method for financial reporting purposes while accelerated methods are used for income tax purposes. When assets are replaced or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

     Fair Value of Financial Instruments

     Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of Reeves Industries' debt instruments is determined based upon a recent market price quote and is disclosed in Note 7. The fair value of the foreign exchange contracts (used for hedging purposes) is estimated using quoted exchange rates and is disclosed in note 11.

     Foreign Currency Exchange and Translation

     For Reeves' wholly-owned foreign subsidiary, the local currency of the country of operation is used as the functional currency for purposes of translating the local currency asset and liability accounts at current exchange rates into the reporting currency. The resulting translation adjustments are accumulated as a separate component of stockholders' equity reflected in the equity adjustments from translation account in the accompanying financial statements. Gains and losses resulting from translating asset and liability accounts that are denominated in currencies other than the functional currency are included in income.

     Amortization Policy

     The Company is amortizing goodwill on a straight-line basis over forty years. Financing costs and debt discounts are being amortized by the interest method over the life of the respective debt securities. Preoperating costs associated with the start up of significant new operations are deferred and amortized over five years.

     Revenue Recognition

     Sales are generally recorded when the goods are shipped. At the customer's request, shipment of the completed product is sometimes delayed. In such instances, revenues are recognized when the customer acknowledges transfer of title and accepts the related billing.

     Income Taxes

     During 1992, the Company adopted Statement of Financial
     Accounting Standards No. 109 "Accounting for Income Taxes" (FAS
     109). Income tax accounting information is disclosed in Note 8 to the consolidated financial statements.

     For the years ended December 31, 1992 and 1993, the provision for income taxes was based on reported earnings before income taxes, and includes appropriate provisions for deferred income taxes resulting from the tax effect of the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Prior to January 1, 1992, deferred income taxes arose from the reporting of certain expenses, principally depreciation, pension costs and other expenses, differently for financial reporting purposes than for income tax reporting purposes.

     At December 31, 1993, unremitted earnings of Reeves Brothers' foreign subsidiary were approximately $19,500,000. United States income taxes have not been provided on these unremitted earnings as it is the Company's intention to indefinitely reinvest these earnings. However, the foreign subsidiary has, in previous years, remitted a portion of its current year earnings as dividends and expects to continue this practice in the future.

     Pension Plans

     The Company has noncontributory pension plans covering all eligible domestic employees (Note 9).

     Earnings Per Share

     Earnings per share are computed based on the weighted average number of common and common equivalent shares, where dilutive, outstanding during each period. Fully diluted earnings per share are computed assuming that outstanding stock options, where dilutive, were exercised at the beginning of the period or date of issuance, if later.

     Statement of Cash Flows

     For purposes of the statement of cash flows, cash equivalents are defined as highly liquid investment securities with an original maturity of three months or less.


3.   DISCONTINUED OPERATIONS AND FACILITY RESTRUCTURING CHARGES

     During 1990 the Company elected to dispose of the operations of its ARA Automotive Group. The Company has realized all of the significant assets and continues to settle remaining estimated liabilities related to the discontinued operation. The remaining estimated amounts to settle such liabilities have been included in accrued expenses and other liabilities as of December 31, 1993.

     During 1993, a facility restructuring plan was implemented to reduce the Company's overall cost structure and to improve productivity. The Consolidated Statement of Income includes a charge of approximately $1,003,000 related to this plan. The plan includes the cessation of weaving activities at one location and conversion of that facility into a captive yarn mill, consolidating weaving capacity at remaining facilities and implementing cost saving/state-of-the-art finishing technology.


4.   INVENTORIES

     Inventories at December 31, 1992 and 1993, are comprised of the following (in thousands):

                                                1992     1993

     Raw materials                            $ 7,084  $ 6,815
     Work in process                            8,777    8,792
     Manufactured and finished goods           19,449   18,362
                                              -------  -------
                                              $35,310  $33,969
                                              =======  =======

     If inventories had been calculated on a current cost basis, they would have been valued higher by approximately $2,933,000 and $2,038,000 at December 31, 1992 and 1993, respectively.


5.   PROPERTY, PLANT AND EQUIPMENT

     The principal categories of property, plant and equipment at December 31, 1992 and 1993, are as follows (in thousands):

                                                 1992     1993

     Land and land improvements                $   794  $   797
     Buildings and improvements                 14,355   16,654
     Machinery and equipment                    56,845   65,400
                                               -------  -------
                                                71,994   82,851
     Less - Accumulated depreciation
      and amortization                         (28,446) (31,436)
                                               -------  -------
                                               $43,548  $51,415
                                               =======  =======


6.   ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities at December 31, 1992 and 1993, are comprised of the following (in thousands):

                                                 1992     1993

     Accrued salaries, wages and incentives    $ 3,013  $ 3,145
     Product claims reserve                      1,277    1,237
     Interest payable                            6,493    6,512
     Income taxes payable                        4,538    4,944
     Deferred compensation                       1,322    1,187
     Accrued costs related to discontinued
      operations                                   145    1,390
     Italian severance pay program               2,405    2,391
     Other                                       3,807    4,855
                                               -------  -------
                                               $23,000  $25,661
                                               =======  =======


7.   LONG-TERM DEBT

     Long-term debt at December 31, 1992 and 1993, consists of the following (in thousands):

                                                1992      1993

     11% Senior Notes due July 15,
      2002, net of unamortized
      discount of $835 and $747               $121,665  $121,753
     13 3/4% Subordinated Debentures
      due May 1, 2000, net of
      unamortized discount of $89 and $76       10,911    10,924
     Other                                         345
                                              --------  --------
                                               132,921   132,677
                                              ========  ========

     In June 1992, Reeves completed a public offering of $122,500,000 of 11% Senior Notes due 2002 ("the Senior Notes"). Proceeds of the offering were used to redeem all of Reeves' then outstanding 12 1/2% Senior Notes and 13% Senior Subordinated Debentures and to pay and terminate the revolving loan outstanding under a prior loan agreement.

     In connection with the liquidation of the 12 1/2% Senior Notes, the 13% Senior Subordinated Debentures and the prior revolving loan, Reeves paid early payment premiums of $4,601,000 and wrote off related debt issuance costs and debt discounts of $3,016,000. In addition, during 1992, Reeves purchased $5,000,000 face value of its 13 3/4% Subordinated Debentures for $5,275,000. As a result of these transactions, the Company recognized an extraordinary loss of $5,378,000 ($.36 per share), net of applicable income tax benefits of $3,148,000.

     Reeves is required to make sinking fund payments with respect to the remaining 13 3/4% Subordinated Debentures of $6,000,000 on May 1, 1999 and $5,000,000 on May 1, 2000.

     On August 7, 1992, Reeves and Reeves Brothers entered into the
     Bank Credit Agreement with a group of banks, which was amended in 1993, and which provides Reeves and Reeves Brothers with an aggregate $35,000,000 revolving line of credit (the "Revolving Loan") and letter of credit facility. The Revolving Loan bears interest at the Alternate Base Rate (defined below) plus 1 1/2% or Eurodollar
     Rate plus 2 1/2%, at the election of the borrower. The Alternate Base Rate is defined as the higher of the Prime Rate (6% at December 31, 1993), Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%. The applicable rates above the Base Rate and Eurodollar Rate decline based on a ratio of earnings to fixed charges, as defined. The Revolving Loan is due December 31, 1995. The Revolving Loan is secured by Reeves Brothers' accounts receivable and inventories. As of December 31, 1993, Reeves and Reeves Brothers had available borrowings, net of $1,415,000 of outstanding letters of credit, of $33,585,000.
     A commitment fee of 1/2% per annum is required on the unused portion of the Revolving Loan.

     The Senior Notes, Revolving Loan, and 13 3/4% Subordinated Debentures contain certain restrictive covenants with respect to Reeves and Reeves Brothers including, among other things, maintenance of working capital, limitations on the payments of dividends, the incurrence of additional indebtedness and certain liens, restrictions on capital expenditures, mergers or acquisitions, investments and transactions with affiliates, and require the maintenance of certain financial ratios and compliance with certain financial tests and limitations.

     During 1993, the Company repaid a $345,000 mortgage note assumed in 1992 in connection with the purchase of real estate property by HIPC.

     Interest paid amounted to $18,155,000, $12,350,000 and $15,338,000 in 1991, 1992 and 1993, respectively.

     The estimated fair value of Reeves' 11% Senior Notes and 13 3/4% Subordinated Debentures at December 31, 1993 is $131,075,000 and $12,980,000, respectively.


8.   INCOME TAXES

     During the third quarter of 1992, the Company adopted FAS 109 effective as of the beginning of 1992. Under FAS 109, in the year of adoption, previously reported results of operations for the year are restated to reflect the effects of applying FAS 109, and the cumulative effect of adoption on prior years' results of operations is shown in the income statement in the year of change. The adoption of FAS 109 did not have a material effect on the Company's 1992 income from continuing operations before income taxes.

     The provision (benefit) for income taxes from continuing operations is comprised of the following (in thousands):

                                           1991     1992     1993
     Current:
      Federal                            $(2,551) $ (129)  $1,606
      Foreign                                354     954      811
      State                                  147     180      264
                                         -------  ------   ------
                                          (2,050)  1,005    2,681
                                         -------  ------   ------
     Deferred:
      Federal                              1,770     983      945
      Foreign                                        641      826
      State                                  800     242        3
                                         -------  ------   ------
                                           2,570   1,866    1,774
                                         -------  ------   ------
                                         $   520  $2,871   $4,455
                                         =======  ======   ======

     The provision (benefit) for income taxes from continuing operations differs from taxes computed using the statutory federal income tax rate as follows (in thousands):

                                           1991     1992     1993

     Consolidated computed statutory
      taxes                              $ 1,801  $ 3,187  $ 4,369
     State income taxes, net of
      federal income tax benefit             412      281      174
     Amortization of goodwill                415      456      477
     Foreign tax rate less than
      statutory rate                      (2,081)    (868)  (1,451)
     Valuation reserve                                         800
     Other, net                              (27)    (185)      86
                                         -------  -------  -------
                                         $   520  $ 2,871  $ 4,455
                                         =======  =======  =======

     In 1990, Reeves' foreign subsidiary implemented a reorganization allowed under the applicable country's income tax laws. This transaction resulted in the foreign subsidiary revaluing upward its net assets for income tax purposes. Additional depreciation and amortization relating to this revaluation is deductible in determining income tax expense for both financial and income tax reporting. The effect of this revaluation resulted in the foreign subsidiary's effective income tax rate declining from its statutory rate of approximately 46% to 5% for 1991. Due to tax rate increases, other tax law changes, and the adoption of FAS 109, the foreign subsidiary's effective income tax rate for both 1992 and 1993 is approximately 22% versus the statutory rate of 52.2%.

     The provision from continuing operations for deferred federal income taxes for 1991, the year prior to the effective date of adoption of FAS 109, is comprised of timing differences related to provisions for items not deductible until incurred, principally product claims, bad debts and insurance, depreciation and amortization, compensation agreements and pension costs.

     Deferred tax liabilities and assets under FAS 109 are comprised of the following temporary differences (in thousands):

                                                  1992         1993

       Deferred tax liabilities
         Inventories                            $ 2,523      $ 2,584
         Depreciation                             1,870        1,670
                                                -------      -------
           Total deferred tax liabilities       $ 4,393      $ 4,254
                                                =======      =======

       Deferred tax assets
         Current
           Tentative minimum tax credits        $   854      $   854
           Accrued expenses                       3,677        3,490
           Foreign tax credit carryforwards       1,946        1,898
           Valuation reserve                                    (800)
                                                -------      -------
                                                $ 6,477      $ 5,442
                                                -------      -------
         Long-term
           Depreciation on foreign
            subsidiary assets                   $ 1,951      $ 1,219
           Foreign exchange                                      934
                                                -------      -------
                                                $ 1,951      $ 2,153
                                                -------      -------
             Total deferred tax assets          $ 8,428      $ 7,595
                                                =======      =======

     In adopting FAS 109, the Company recorded deferred tax assets which included foreign tax credit carryovers and the benefits of future depreciation related to the Company's foreign subsidiary.
     The realization of these deferred tax assets is evaluated annually based on expected future taxable income and the carryover period of the credits. During 1993, the Company established an $800,000 valuation reserve against the benefit for utilization of foreign tax credits. The Company has foreign tax credit carry forwards of $1,898,000 of which $1,680,000 expire in 1994 and $218,000 expire at varying dates through 1997.
     The valuation reserve was established based on the Company's estimate of foreign source taxable income expected to be received from Reeves Brothers' foreign subsidiary during the credit carryover period.

     The sources of income (loss) from continuing operations before income taxes are as follows (in thousands):

                               1991        1992         1993

         Domestic            $(1,865)     $ 2,134      $ 3,691
         Foreign               7,162        7,242        9,084
                             -------      -------      -------
                             $ 5,297      $ 9,376      $12,775
                             =======      =======      =======

     Income taxes paid amounted to approximately $0, $2,406,000 and $1,686,000 in 1991, 1992 and 1993, respectively.


9.   PENSION PLANS

     Reeves sponsors two noncontributory defined benefit pension plans covering substantially all of its domestic salaried and hourly employees. The Reeves Brothers salaried pension plan benefits are based on an employee's years of accredited service.
     The Reeves Brothers hourly pension plan provides benefits, exclusive of benefits related to former ARA Automotive Group retirement plan participants, of stated amounts based on years of accredited service. The Reeves Brothers hourly pension plan also provides benefits to both the ARA union and non-union employees in accordance with their separate benefit calculations. The ARA non-union plan was merged with the Reeves Brothers hourly pension plan effective December 1990; the ARA union plan was merged with the Reeves Brothers hourly pension plan effective April 1993. The Company's funding policy is to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

     Combined data

     The following table presents the combined funded status of the Company's plans at December 31, 1992 and 1993 (in thousands):

                                                 1992     1993
     Actuarial present value of accumulated
       benefit obligation:
        Vested                                 $13,731  $19,300
        Nonvested                                  866      914
                                               -------  -------
     Accumulated benefit obligation            $14,597  $20,214
                                               =======  =======

     Plan assets at fair value                 $24,148  $25,450
     Projected benefit obligation for
       services rendered to date                19,129   24,553
                                               -------  -------
     Plan assets greater than projected
       benefit obligation                        5,019      897
     Unrecognized net transition obligation      2,132    1,955
     Unrecognized net gain subsequent to
       transition                               (7,097)  (3,696)
                                               -------  -------
     Pension asset (liability) recognized
       in the consolidated balance sheet       $    54  $  (844)
                                               =======  =======

     Plan assets consist primarily of fixed income securities, equity securities, and certificates of deposit.

     Pension cost includes the following components (in thousands):

                                             1991     1992     1993

     Service cost - benefits earned
      during the period                    $   929  $   942  $   936
     Interest cost on projected benefit
      obligation                             1,409    1,456    1,643
     Actual return on plan assets           (3,700)  (2,961)  (2,531)
     Net amortization and deferral           2,283    1,351      754
                                           -------  -------  -------
     Pension cost                          $   921  $   788  $   802
                                           =======  =======  =======

     A weighted average discount rate of 8.5% and 7.25%, and rate of increase in future compensation of 5.5% and 5.0% were used in determining the actuarial present value of the projected benefit obligation in 1992 and 1993, respectively. The long-term expected rate of return on assets was 8.0% in both 1992 and 1993.

     In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106), which requires accrual, during an employee's active years of service, of the expected costs of providing postretirement benefits to employees and their beneficiaries and dependents. The Company adopted FAS 106 in 1992, the effect of which was not material to the financial statements.


10.  STOCKHOLDERS' EQUITY

     Capital Stock

     Effective December 31, 1991, Reeves' Board of Directors approved the exchange of all of the outstanding Reeves preferred stock owned by Hart Holding for 18,820,000 shares of Reeves common stock.

     Stock Options

     Stock options are available for issuance to key employees, independent contractors and consultants, and directors of the Company pursuant to the Company's 1975 Stock Option Plan (the "Plan"), as amended. Options issued pursuant to the Plan are exercisable as determined on an option-by-option basis. In
     1991, the Board of Directors of the Company approved an amendment to the Plan whereby the total number of shares of common stock which may be issued pursuant to options granted under the Plan was increased from 5,000,000 shares to 13,000,000 shares. Additionally, pursuant to the amended Plan, the Board of Directors, at its discretion, can provide within the option agreement for a cash bonus to be paid to the optionee upon exercise of the options granted, subject to the limitations as defined in the Plan. Options granted under the Plan are not qualified within the meaning of the Internal Revenue Code. At December 31, 1991 and 1992, there were 4,594,000 shares reserved and 3,232,500 options outstanding at exercise prices ranging from $.375 to $1.88 per share.

     Effective November 15, 1993, under the provisions of the amended Plan, the Company entered into an agreement (the "Agreement") with the Chairman of the Board of Directors which grants new options and rescinds all options previously issued to the Chairman under the Plan. The Agreement grants an option to purchase up to 4,000,000 shares of common stock of the Company, par value $.01 per share, and has an expiration date of December 31, 2028. The option contains an exercise price of $2.25 per share for 1,500,000 shares (exercisable immediately), $2.50 per share for 1,500,000 shares (exercisable one year from grant date) and $2.75 per share for 1,000,000 shares (exercisable two years from grant date). As of December 31, 1993, there were 4,182,500 options outstanding at exercise prices ranging from $1.375 to $2.75 per share.

     Settlement of Litigation

     In November 1992, pursuant to a court ordered settlement of a lawsuit brought by Reeves against Drexel Burnham Lambert and certain of its affiliates (collectively, the Defendants), Reeves received 1,918,132 shares of its common stock from the Defendants which were subsequently cancelled and retired.

     HHCI, Inc. Merger with Reeves Industries

     Effective October 25, 1993, HHCI, Inc., a newly formed, wholly-owned subsidiary of Hart Holding, merged with and into Reeves with Reeves surviving the merger. HHCI, Inc. was formed as a shell corporation (no operations) with a $300,000 capital contribution from Hart Holding. As a result of the merger, Hart Holding was issued 535,000 shares of Reeves' common stock and acquired the 481,307 shares of its common stock not held by Hart Holding. These shares were subsequently cancelled and retired. As a result of this merger, Hart Holding obtained ownership of 100% of the outstanding shares of the common stock of Reeves and the other stockholders of Reeves received $.56 per share in cash.


11.  FOREIGN EXCHANGE

     The Company enters into foreign exchange forward contracts to hedge risk of changes in foreign currency exchange rates associated with certain assets and future foreign currency transactions, primarily cash flows from accounts receivable and firm purchase commitments.
     The Company does not engage in speculation. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. Gains and losses on these contracts are deferred until the underlying hedged transaction is completed. The cash flows from the forward contracts are classified consistent with the cash flows from the transactions being hedged.
     As a result, they do not subject the Company to risk from foreign exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged.

     At December 31, 1993, the Company had foreign currency hedge contracts outstanding, equivalent to $14,883,000, to exchange various currencies, including the U.S. dollar, Japanese yen, pound sterling, Deutsche mark, and French franc into Italian Lire. The contracts mature during 1994. The December 31, 1993 fair value of these foreign currency contracts as hedge instruments was $14,407,000.


12.  CONCENTRATIONS OF CREDIT RISK

     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets into which the Company's products are sold, as well as their dispersion across many different geographic areas. As a result, at December 31, 1993, the Company does not consider itself to have any significant concentrations of credit risk.


13.  RELATED PARTY TRANSACTIONS

     During 1992, Reeves Brothers purchased the residences of three officers of Reeves Brothers for an aggregate amount of $1,015,000. During 1993, the Company recognized a loss of approximately $161,000 on the sale of two of the properties including related expenses. The remaining residence, which has a carrying value of $244,000 at December 31, 1993, is presently being marketed for sale.


14.  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company, through Reeves, operates in two principal industry segments: industrial coated fabrics and apparel textiles. The Industrial Coated Fabrics Group manufactures newspaper and graphic arts printing press blankets, protective coverings, inflatable aerospace and survival equipment, diaphragms for meters, pump and tank seals and material used in automotive airbags. The Apparel Textiles Group manufactures, dyes and finishes greige goods.

     The products of the Industrial Coated Fabrics Group and the Apparel Textiles Group are sold in the United States and in certain foreign countries primarily by Reeves Brothers' merchandising and sales personnel and through a network of independent distributors to a variety of customers including converters, apparel manufacturers, industrial users and contractors. Sales offices are maintained in New York, New
     York, Dallas, Texas, Spartanburg, South Carolina and Milan, Italy.

     The following table presents certain information concerning each segment (in thousands):

                                          1991       1992       1993
     Net sales
      Industrial coated fabrics        $ 121,264  $ 126,576  $ 140,735
      Apparel textiles                   148,295    144,528    142,918
                                       ---------  ---------  ---------
                                       $ 269,559  $ 271,104  $ 283,653
                                       =========  =========  =========

     Operating income
      Industrial coated fabrics        $  23,940  $  24,732  $  29,287
      Apparel textiles                    10,121     10,693     11,583
      Corporate expenses                  (8,059)    (8,851)   (10,915)
      Facility restructuring charges                            (1,003)
                                       ---------  ---------  ---------
      Operating income                    26,002     26,574     28,952
     Other income, net                     1,072        435        249
     Interest expense and amortization
      of financing costs                 (21,777)   (17,633)   (16,426)
                                       ---------  ---------  ---------
     Income from continuing
      operations before income
      taxes, extraordinary item
      and cumulative effect of a
      change in accounting
      principle                        $   5,297  $   9,376  $  12,775
                                       =========  =========  =========

     Depreciation
      Industrial coated fabrics        $   2,598  $   3,175  $   3,632
      Apparel textiles                     2,983      2,913      3,465
      Corporate                              377        695        112
                                       ---------  ---------  ---------
                                       $   5,958  $   6,783  $   7,209
                                       =========  =========  =========

     Capital expenditures
      Industrial coated fabrics        $   7,579  $   6,353  $  11,459
      Apparel textiles                     2,994      8,623      4,693
      Corporate                              442        812        354
                                       ---------  ---------  ---------
                                       $  11,015  $  15,788  $  16,506
                                       =========  =========  =========

     Identifiable assets
      Industrial coated fabrics        $  68,403  $  65,752  $  75,625
      Apparel textiles                    60,410     65,111     63,822
      Corporate, principally
       discontinued operations
       (in 1991 and 1992), goodwill
       and debt issuance costs            88,322     65,143     66,928
                                       ---------  ---------  ---------
                                       $ 217,135  $ 196,006  $ 206,375
                                       =========  =========  =========


     Financial data of Reeves' foreign operation is as follows (in thousands):

                                          1991       1992       1993

        Sales                           $35,437    $38,444    $36,932
        Net income                        6,808      9,165      7,446
        Assets                           33,011     31,608     33,092


     Intersegment sales are not material.


15.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain operating facilities and equipment under long-term operating leases. At December 31, 1993 future minimum rentals, related to continuing operations, required by operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows: 1994 - $1,951,000; 1995 - $1,811,000; 1996 - $1,800,000; 1997 - $1,800,000; 1998
     - $1,800,000; thereafter - $2,945,000.

     Rental expense charged to continuing operations was approximately $1,388,000, $1,434,000 and $1,473,000 during the years ended
     December 31, 1991, 1992 and 1993, respectively.

     There are various lawsuits and claims pending against the Company and its subsidiary, including those relating to commercial transactions. The outcome of these matters is not presently determinable but, in the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the results of operations and financial position of the Company.


16.  SUBSEQUENT EVENTS

     On January 26, 1994, the Board of Directors approved a non-qualified stock option agreement between Reeves and the Chairman of the Board of Directors. The agreement grants an option to purchase up to 3,800,000 shares of common stock of Reeves, par value $.01 per share, and has an expiration date of December 31, 2023. The option is exercisable at $.56 per share for 1,400,000 shares (exercisable immediately), $.75 per share for 1,400,000 shares (exercisable one year from grant date) and $1.00 per share for 1,000,000 shares (exercisable two years from grant date).

     On March 9, 1994 Hart Holding organized Reeves Holdings, Inc. as a wholly-owned subsidiary (the "Issuer") through a capital contribution of $1,000. The Issuer was formed for the purpose of holding all of the outstanding common stock of Reeves. On March 31, 1994 the Issuer filed a Registration Statement on Form S-1 under the Securities Act of 1933, as amended, for the purpose of offering Senior Discount Debentures due 2006 anticipated to yield proceeds of approximately $100,000,000. As of March 31, 1994 Reeves' common stock has not been contributed to the Issuer.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table and narrative sets forth the name, position with Hart Holding, Reeves and Reeves Brothers, age and principal business experience during the past five years of each director, executive officer and significant employee of Hart Holding. Significant employees are employed by Reeves.


NAME                     POSITION                         AGE

Richard W. Ball          Treasurer of Reeves               47
                         and Reeves Brothers

Anthony L. Cartagine     Vice President of Reeves          59
                         and Reeves Brothers;
                         President - Apparel
                         Textile Group

David L. Dephtereos      Vice President of Reeves          39
                         and Reeves Brothers and
                         General Counsel of Hart
                         Holding, Reeves
                         and Reeves Brothers

Jennifer H. Fray         Secretary and Assistant           29
                         General Counsel of Hart
                         Holding, Reeves and
                         Reeves Brothers

Douglas B. Hart          Senior Vice President -           31
                         Operations of Reeves
                         and Reeves Brothers

James W. Hart            Chairman of the Board,            60
                         President, Chief Executive
                         Officer, Chief Operating
                         Officer, Chief Financial
                         Officer and Director of Hart
                         Holding; Chairman of the Board
                         and Director of Reeves
                         and Reeves Brothers

James W. Hart, Jr.       President, Chief Executive        40
                         Officer and Chief Operating
                         Officer of Reeves and
                         Reeves Brothers

Steven W. Hart           Executive Vice President          37
                         and Chief Financial Officer
                         of Reeves and Reeves Brothers

V. William Lenoci        Vice President of Reeves          58
                         and Reeves Brothers and
                         Chief Executive Officer -
                         Industrial Coated Fabrics
                         Group

Joseph P. O'Brien        Vice President - Finance          53
                         of Reeves and Reeves Brothers

Richard A. Vollmer       Director of Hart Holding          66

Patrick M. Walsh         Vice President - Administration   53
                         of Reeves and Reeves Brothers

     Mr. Ball joined Reeves and Reeves Brothers in January 1992 as Treasurer. He served as Treasurer of Hart Holding from June 1992 to December 1992. From 1990 through 1991, Mr. Ball was Corporate Treasurer for Turner Corporation, a world-wide construction and development company. From 1988 through 1989, Mr. Ball was Vice President and Chief Financial Officer of Nuclear Energy Services, Inc., an engineering services subsidiary of Penn Central Corporation.

     Mr. Cartagine has been with Reeves Brothers since 1964. He was named President - Greige Goods Division of the Apparel Textile Group in 1984 and President of the Apparel Textile Group in 1986. He was named Vice President of Reeves and Reeves Brothers in 1988.

     Mr. Dephtereos joined Reeves and Reeves Brothers in May 1991 as Vice President, General Counsel and Secretary. He served as
Vice President and Secretary of Hart Holding from 1991 to 1992 and Secretary of Reeves and Reeves Brothers from 1991 until 1992. From 1985 through May 1991, Mr. Dephtereos was Vice President, General Counsel and Secretary of Air Express International Corporation, a publicly-held, international transportation company.

     Ms. Fray joined Hart Holding, Reeves and Reeves Brothers in September 1992 as Assistant General Counsel. In 1992, she was named Secretary of Hart Holding, Reeves and Reeves Brothers. From 1990 to 1992,
Ms. Fray was engaged in studies leading to a Master of Laws Degree in Taxation from Boston University, from 1990 to 1991 she was employed as a Tax Associate at Coopers & Lybrand, certified public accountants, in Boston, Massachusetts and from 1987 to 1990 she was engaged in studies leading to a Juris Doctor Degree from Suffolk University.

     Mr. Douglas B. Hart served as a Director of Reeves and Reeves
Brothers from 1991 to 1992. He was named Vice President - Real Estate in 1989, Senior Vice President in 1991 and Senior Vice President
- - - - - - Operations in 1992 of Reeves and Reeves Brothers. Mr. Hart served as a Director of Hart Holding from 1991 to 1992, as Vice
President - Real Estate of Hart Holding from 1989 to 1991 and as
Senior Vice President of Hart Holding from 1991 to 1992.  In 1992,
Mr. Hart became President, Chief Executive Officer and Chief
Operating Officer of Hart Investment Properties Corporation, a wholly-owned diversified corporate investment entity of Hart Holding, with current holdings in real estate. Prior to 1989, Mr. Hart was an Assistant Vice President at Sentinel Real Estate Corporation in
New York, an owner/developer of malls, shopping centers, office buildings and single family residential communities throughout the United States.

     Mr. James W. Hart has been a Director of Reeves and Reeves Brothers since 1986 and became Chairman of the Board in 1987.
Mr. Hart served as President and Chief Executive Officer of Reeves and Reeves Brothers from 1988 until 1992. Mr. Hart has been a Director, President, Chief Executive Officer, and Chairman of the Board of Hart Holding since 1975 and became Chief Operating Officer and Chief Financial Officer of Hart Holding in 1992.

     Mr. James W. Hart, Jr. served as a Director of Reeves and Reeves Brothers from 1986 to 1992. Mr. Hart became Vice President of Reeves and Reeves Brothers in 1987 and was named Senior Vice President - Operations in 1988 and Executive Vice President and Chief Operating Officer in 1989.
In 1992, he was named President, Chief Executive Officer and Chief Operating Officer of Reeves and Reeves Brothers. Mr. Hart served as a Director of Hart Holding from 1984 to 1992. He served as Vice President of Hart
Holding from 1984 to 1992, Senior Vice President - Operations of Hart Holding from 1988 to 1992 and as Executive Vice President and Chief Operating Officer of Hart Holding from 1989 to 1992.

     Mr. Steven W. Hart served as a Director of Reeves and Reeves Brothers from 1986 to 1992. He became Vice President of Reeves and Reeves Brothers in 1987 and was named Senior Vice President and Chief Financial Officer in 1988 and Executive Vice President and Chief Financial Officer in 1989. Mr. Hart served as a Director, Treasurer and Chief Financial Officer of Hart Holding from 1984 to 1992, Vice President of Hart Holding from 1984 to 1988, Senior Vice President of Hart Holding from 1988 to 1989 and Executive Vice President of Hart Holding from 1989 to 1992. Mr. Hart joined
Hart Holding in 1983 as Vice President - Strategic Planning.

     Mr. Lenoci has been with Reeves Brothers since 1967. He was named President - Industrial Coated Fabrics Group in 1986 and Vice President of Reeves and Reeves Brothers in 1988. In 1990 he became Chief Executive Officer of the Industrial Coated Fabrics Group.

     Mr. O'Brien joined Reeves and Reeves Brothers in 1993 as Vice President - Finance. From 1980 to 1993, Mr. O'Brien served as Vice President - Finance of Howmet Corporation, an integrated manufacturer of components for gas turbine jet engines and aircraft structural parts.

     Mr. Richard A. Vollmer has been a Director of Hart Holding since 1983. Mr. Vollmer served as a Director of Reeves and Reeves Brothers from 1987 to 1989. From 1989 to 1992, Mr. Vollmer served as Director - Financial Planning of Reeves and Reeves Brothers.
In 1992, Mr. Vollmer retired from Reeves and Reeves Brothers.
Prior to 1989, Mr. Vollmer was an independent financial consultant.

     Mr. Walsh has been with Reeves Brothers since 1987, as Director of Human Resources. In 1990, he was elected Vice President - Administration of Reeves Brothers and, in 1993, Vice President - Administration of Reeves.

     Mr. James W. Hart is the father of Ms. Fray and Messrs. Douglas
B. Hart, James W. Hart, Jr. and Steven W. Hart.


     Directors of Hart Holding are elected at each annual meeting of the stockholders. The term of office of each director is from the time of his election and qualification until the next annual meeting of stockholders and until his successor shall have been duly elected and qualified, unless such director shall have earlier been removed. Executive officers serve at the discretion of the Boards of Directors of Hart Holding, Reeves and Reeves Brothers.


ITEM 11.  EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION

     The following table sets forth information concerning the cash compensation and cash equivalent remuneration paid or accrued by Hart Holding during the years ended December 31, 1993, 1992 and 1991, for those persons who were at December 31, 1993, (i) the chief executive officer and (ii) the other four most highly compensated executive officers of Hart Holding and its subsidiaries.


                Summary Compensation Table

                                         Annual Compensation         All
                                                                    Other
Name and Principal Position            Year   Salary   Bonus(1)  Compensation

Douglas B. Hart                        1993  $315,500  $125,000       -
  Senior Vice President -              1992   198,406   225,000       -
  Operations of Reeves                 1991   151,441    70,000       -
  and Reeves Brothers

James W. Hart                          1993   125,000      -          -
  Chairman of the Board,               1992      -         -          -
  President, Chief Executive           1991      -         -          -
  Officer, Operating Officer,
  Chief Financial Officer and
  Director of Hart Holding;
  Chairman of the Board
  and Director of Reeves
  and Reeves Brothers

James W. Hart, Jr.                     1993   398,750    452,000      -
  President, Chief Executive           1992   365,000    330,000      -
  Officer and Chief Operating          1991   355,000    185,000      -
  Officer of Reeves and Reeves
  Brothers

Steven W. Hart                         1993   398,750    302,000      -
  Executive Vice President and         1992   365,000    330,000  $ 31,819 (2)
  Chief Financial Officer of           1991   355,000    185,000      -
  Reeves and Reeves Brothers

V. William Lenoci                      1993   293,750    142,000      -
  Vice President of Reeves             1992   240,249    105,000      -
  and Reeves Brothers; President       1991   204,079     87,500    19,272 (3)
  and Chief Executive Officer -
  Industrial Coated Fabrics
  Group


(1) Annual bonus amounts are earned and accrued under the Management Incentive Bonus Plan during the years indicated and paid subsequent to the end of each year except for a portion of those amounts awarded and paid to the officers during 1993. Also, a portion of those amounts awarded during 1992 for James
     W. Hart, Jr., Steven W. Hart and Douglas B. Hart were paid in
     1992.

(2)  Represents reimbursement of certain moving expenses.

(3)  Represents the payment of certain life insurance premiums.


EMPLOYMENT CONTRACTS

     Reeves Brothers entered into an employment agreement with Mr.
Lenoci during 1991 which provides for base compensation and participation in the Management Incentive Bonus Plan, plus certain other benefits.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION
VALUES*

     The following table provides information as to the value of options held by the named executive officers of Hart Holding and its subsidiaries at year end measured in terms of the average bid and ask price of Hart Holding Common Stock on December 31, 1993.
The average bid and ask price, as supplied by the National Quotation Bureau, Inc., is an over-the-counter market quotation representing inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     There is no material trading in the Hart Holding common stock. The Company does not believe that the average bid and ask price represent a meaningful market price of its common stock.

                                                     Value of Unexercised
    Name           Number of Unexercised Options     In-The-Money Options
                            at FY-End                      at FY-End

                    Exercisable / Unexercisable   Exercisable / Unexercisable

Douglas B. Hart           -             -               -             -
James W. Hart         1,500,000     2,500,000       $375,000          -
James W. Hart, Jr.       60,000         -             37,200          -
Steven W. Hart           60,000         -             37,200          -
V. William Lenoci         -             -               -             -


* As no options were exercised, no shares were granted upon exercise of options by the named individuals during the fiscal year ended December 31, 1993.


DIRECTORS' COMPENSATION

        All Directors of Hart Holding, other than Richard A.
Vollmer, serve in such capacity without compensation. Mr. Vollmer is paid $13,000 a year for his service as a Director.


PENSION PLANS

Reeves and Reeves Brothers

                        Annual Pension at Age 65 After Years of Service
Remuneration               15        20        25        30        35
$ 125,000              $ 21,357  $ 30,732  $ 40,107  $ 49,482  $ 58,857
  150,000                26,982    38,232    49,482    60,732    71,982
  175,000                32,607    45,732    58,857    71,982    85,107
  200,000                38,232    53,232    68,232    83,232    98,232
  225,000                43,857    60,732    77,607    94,482   111,357
  250,000                49,482    68,232    86,982   105,732   118,800
  300,000                60,732    83,232   105,732   118,800   118,800
  350,000                71,982    98,232   118,800   118,800   118,800


Notes To Pension Plan Table

(A)(1) Compensation covered by the tax-qualified salaried employees pension plan each year is generally all compensation reported on a participant's Form W-2. The plan's formula is based on average compensation for the participant's highest five consecutive calendar years. However, except in the cases of Messrs. Cartagine and Lenoci, compensation for any year is limited by the compensation cap for that year under section 401(a)(17) of the Internal Revenue Code. For 1993, that limit is $235,840. A supplemental plan provides Messrs. Cartagine and Lenoci the benefits limited under the tax-qualified plan.

  (2) Starting in 1994, the maximum annual compensation that may be taken into account is $150,000. Participants in the pension plan prior to 1994 may have accrued higher benefits than those shown in the table to the extent their average highest compensation exceeded $150,000. Those higher accrued benefits are preserved by law.

  (3)    For 1994, the maximum benefit under the pension plan is $118,800.

(B)  Years of service for named executive officers:

           Officer                     Years of Service

      Douglas B. Hart                         4.42
      James W. Hart                            N/A
      James W. Hart, Jr.                      9.68
      Steven W. Hart                         10.59
      V. William Lenoci                      26.63

James W. Hart does not participate in the pension plan.

(C) Benefits are computed on the basis of a straight life annuity and are reduced by 50% of the participant's primary Social Security benefit.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
 PARTICIPATION IN COMPENSATION DECISIONS

     The Audit Committee of Hart Holding reviews compensation of the officers of Hart Holding and its subsidiaries. Mr. Richard A. Vollmer, who was an employee of Reeves Brothers until his retirement in 1992, is the sole member of the Audit Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT


Ownership of Common Stock of Hart Holding

     The following table sets forth certain information at March 31, 1994 with respect to ownership of Hart Holding common stock by each person who is known by Hart Holding to own beneficially, or who may be deemed to own beneficially, more than 5% of the outstanding shares of Hart Holding common stock, directors, the chief executive officer, the other four most highly compensated executive officers of Hart Holding and its subsidiaries and all directors and executive officers of Hart Holding and its subsidiaries and directors as a group. Unless otherwise stated, Hart Holding common stock is directly owned.

                                   Amount and
   Name and                        Nature of           Percent of
  address of                       beneficial             Class
beneficial owner                   ownership

Douglas B. Hart  . . . . . . .              0               0.0%
1120 Boston Post Road
Darien, CT  06820

James W. Hart (1) (2). . . . .     13,623,507              94.6%
1120 Boston Post Road
Darien, CT  06820

James W. Hart, Jr. (3) . . . .         60,300               0.5%
1120 Boston Post Road
Darien, CT  06820

Steven W. Hart (4) . . . . . .        240,300               1.9%
1120 Boston Post Road
Darien, CT  06820

V. William Lenoci. . . . . . .          5,000               0.0%
Highway 29 South
Spartanburg, SC  29304

Richard A. Vollmer . . . . . .              0               0.0%
6001-0 Lomas N.E., Suite 108
Albuquerque, NM 87110

Hart Holding . . . . . . . . . . . 13,930,107              96.0%
Directors and Executive
Officers as a Group


(1) As of March 31, 1994, James W. Hart is the beneficial owner of 13,623,507 shares of common stock of Hart Holding (94.6%), of which (i) 12,123,507 shares are owned directly, and (ii)
    1,500,000 shares are subject to a presently exercisable option
    (the "Hart Holding Option") issued in November 1993. The Hart Holding Option expires on December 31, 2028 and provides for the issuance of up to 4,000,000 shares upon exercise of options as follows: 1,500,000 immediately exercisable at $2.25 per share; 1,500,000 exercisable one year from grant date at $2.50 per share; and 1,000,000 exercisable two years from grant date at $2.75 per share. James W. Hart may be deemed the controlling person of Hart Holding.

(2) On January 26, 1994, James W. Hart was granted an option to purchase up to 3,800,000 shares of common stock of Reeves, which has an expiration date of December 31, 2023. The option is exercisable at $.56 per share for 1,400,000 shares (exercisable immediately), $.75 per share for 1,400,000 shares (exercisable one year from grant date) and $1.00 per share for 1,000,000 shares (exercisable two years from grant date).

(3) As of March 31, 1994, James W. Hart, Jr. is the beneficial owner of 60,300 shares of Hart Holding common stock (representing less than 1% of such outstanding common stock), of which 300 shares are owned directly and the balance is subject to a presently exercisable option.

(4) As of March 31, 1994, Steven W. Hart is the beneficial owner of 240,300 shares of Hart Holding common stock (1.9%) of which 180,300 shares are owned directly and the balance is subject to a presently exercisable option.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the acquisition of Reeves, Hart Holding, Reeves, Reeves Brothers and certain subsidiaries entered into a Tax Allocation Agreement dated as of May 1, 1986, as amended and restated effective January 1, 1992 (the "Tax Agreement"). The Tax Agreement provides that Hart Holding and Reeves will file consolidated Federal income tax returns as long as they remain members of the same affiliated group. Pursuant to the Tax Agreement, Reeves and its subsidiaries generally will pay to the Company amounts equal to the taxes that the Company and its subsidiaries would otherwise have to pay if they were to file separate federal, state or local income tax returns but for the use of tax deductible items of the Company.

     During the years ended December 31, 1991, 1992 and 1993, Reeves paid management fees to Hart Holding of $1.2 million, $1.9 million and $1.8 million, respectively.

     Effective October 25, 1993, HHCI, Inc., a newly formed, wholly-owned subsidiary of Hart Holding, merged with and into Reeves with Reeves surviving the merger. HHCI, Inc. was formed as a shell corporation (no operations) with a $300,000 capital contribution from Hart Holding. As a result of this merger, Hart Holding obtained ownership of 100% of the outstanding shares of common stock of Reeves and the other stockholders of Reeves received $.56 in cash for each share held by such stockholders.

     In November 1993, James W. Hart was granted the Hart Holding Option.
The Hart Holding Option grants Mr. Hart the right to purchase up to 4,000,000 shares of the Company's common stock and is exercisable (i) immediately, with respect to 1,500,000 shares at an exercise price of $2.25 per share;
(ii) from and after November 1994, with respect to 1,500,000 shares at an exercise price of $2.50 per share; and (iii) from and after November 1995, with respect to 1,000,000 shares at an exercise price of $2.75 per share.
The Hart Holding Option expires on December 31, 2028.  The Hart Holding
Option was granted in consideration of cancellation of outstanding options entitling Mr. Hart to purchase an aggregate of 3,050,000 shares of common stock at an exercise price of $.375 per share for 2,000,000 shares exercisable through June 13, 2000 and an exercise price of $1.88 per share for 1,050,000 shares exercisable through December 31, 2002. The Hart Holding Option was the only stock option granted by the Company during 1993. The Company does not believe that it is possible to determine a meaningful market price of its common stock as of the date of grant of the Hart Holding Option or any subsequent date.


                               PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

         1.  Consolidated Financial Statements of Hart Holding
              Company Incorporated and Subsidiaries:

               Report of Independent Accountants

               Consolidated Balance Sheet at December 31, 1992
                and 1993

               Consolidated Statement of Income for the years
                ended December 31, 1991, 1992, and 1993

               Consolidated Statement of Changes in Stockholders'
                Equity for the years ended December 31, 1991, 1992, and 1993

               Consolidated Statement of Cash Flows for the years
                ended December 31, 1991, 1992, and 1993

               Notes to Consolidated Financial Statements


         2.   Financial Statement Schedules for the years ended
               December 31, 1991, 1992 and 1993

                Schedule III - Condensed Financial Information of
                 Registrant

                Schedule VIII - Valuation and qualifying accounts

                Schedule X - Supplementary income statement
                 information

                All other schedules are omitted because they are not
                 applicable or required information is shown in the consolidated financial statements or notes thereto.


         3.   Exhibits

Exhibit No.    Name

3.1      Certificate of Incorporation of Hart Holding Company
         Incorporated, filed as Exhibit 3.1 to Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

3.2      Bylaws of Hart Holding Company Incorporated, filed as
         Exhibit 3.2 to Form 10-K for the year ended December 31,
         1992, and incorporated herein by reference.

10.1     Tax Allocation Agreement, dated as of May 1, 1986, among
         Hart Holding Company Incorporated, Reeves Industries, Inc.,
         Reeves Brothers, Inc., Reeves Penna, Inc., Fenchurch, Inc.,
         Turner Trucking Company, A.R.A. Manufacturing Company, Hart Investment Properties Corporation and Hart Capital Corporation, filed as Exhibit 3.2 to Form 8-K on May 21, 1986, and incorporated herein by reference.

10.2     Reeves Corporate Management Incentive Bonus Plan, filed as
         Exhibit 10.6 to Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

10.3 Purchase Agreement, dated as of May 1, 1986, among Schick Acquisition Corp., A.R.A Manufacturing Company of Delaware, Inc. and each of the Purchasers named in the Schedule of Purchasers attached thereto, filed as Exhibit 3.6 to Form 8-K on May 21, 1986, and incorporated herein by reference.

10.4 Indenture, dated as of May 1, 1986, between Schick Acquisition Corp. and Fleet National Bank, as Trustee, filed as Exhibit
         3.11 to Form 8-K on May 21, 1986, and incorporated herein by reference.

10.5 First Supplemental Indenture, dated as of May 6, 1986, between Newreeveco, Inc. and Fleet National Bank, as Trustee (the "Subordinated Debenture Trustee"), filed as
         Exhibit 3.12 to Form 8-K on May 21, 1986, and incorporated herein by reference.

10.6 Second Supplemental Indenture, dated as of October 15, 1986, between Newreeveco, Inc. and the Subordinated Debenture Trustee, filed as Exhibit 4.11 to Newreeveco Inc.'s Form S-1 Registration Statement (File No. 33-8192) dated August 21, 1986, as amended and incorporated herein by reference.

10.7 Third Supplemental Indenture, dated as of March 24, 1988, between Newreeveco, Inc. and the Subordinated Debenture Trustee, filed as Exhibit 10.18 to Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

10.8 Fourth Supplemental Indenture, dated as of May 7, 1991, between Reeves Industries, Inc. and the Subordinated Debenture Trustee, filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10.9 Fifth Supplemental Indenture, dated as of June 30, 1992, between Reeves Industries, Inc. and the Subordinated Debenture Trustee, filed as Exhibit 10.9 to Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10.10 Registration Rights Agreement, dated as of May 1, 1986, among Schick Acquisition Corp. and the purchasers listed on Schedule A thereto, filed as Exhibit 3.13 to Form 8-K on May 21, 1986, and incorporated herein by reference.

10.11    Senior Note Indenture dated as of June 1, 1992, between
         Reeves Industries, Inc. and Chemical Bank, as Trustee, filed as Exhibit 4 to Form 10-Q for the quarter ended June 28, 1992, and incorporated herein by reference.

10.12 Credit Agreement, dated as of August 6, 1992 (the "Credit Agreement") among Reeves Brothers, Inc., Reeves Industries, Inc., the Banks signatory thereto and Chemical Bank, as Agent, filed as Exhibit
         10.12 to Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

10.13    First Amendment, Waiver and Consent, dated as of October
         25, 1993, to the Credit Agreement, filed as Exhibit 10.01 to Form 10-Q for the quarter ended September 26, 1993, and incorporated herein by reference.

10.14 @  Second Amendment, dated as of December 28, 1993, to the
         Credit Agreement.

10.15 @  1975 Non-Qualified Stock Option Plan, as amended.

10.16 * Employment Agreement dated July 1, 1991 between Reeves Brothers, Inc. and Anthony L. Cartagine, filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

10.17 @* Employment Agreement dated November 1, 1991, and amended
         May 18, 1993, between Reeves Brothers, Inc. and Vito W. Lenoci.

10.18 @* Reeves Brothers, Inc. 401(a)(17) Plan, effective January 1, 1989.

10.19 @ Non-Qualified Stock Option Agreement, dated as of January 26, 1994, between Reeves Industries, Inc. and James W. Hart.

10.20 Agreement and Plan of Merger, dated as of October 22, 1993, between Reeves Industries, Inc. and HHCI, Inc., filed as Exhibit 10.02 to Form 10-Q for the quarter ended September 26, 1993, and incorporated herein by reference.

10.21 Lease Agreement, dated March 28, 1991, between Springs Industries, Inc., Lessor, and Reeves Brothers, Inc., filed as Exhibit 10.30 to Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

11       Calculation of primary and fully diluted earnings per common share.

12       Computation of Ratio of Earnings to Fixed Charges.

21       Subsidiaries of Hart Holding Company Incorporated.

         @  Available from the Company.

         *  Management contract or compensatory plan filed pursuant to
            Item 14(c) of this report.

        (b)  Reports on Form 8-K:

         There were no reports on Form 8-K filed during the fourth quarter of 1993.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HART HOLDING COMPANY INCORPORATED
                                       ---------------------------------
                                                   Registrant

    Date:   March 31, 1994                By:  /s/ James W. Hart
                                               -----------------
                                               James W. Hart
                                               Chairman of the Board,
                                               President, Chief Executive
                                               Officer, Chief Operating
                                               Officer, and Chief
                                               Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                        Date

(i) Principal Executive Officer, Financial and Accounting Officer:

/s/ James W. Hart.          Chairman of the Board,       March 31, 1994
                            President, Chief Executive
James W. Hart               Officer, Chief Operating
                            Officer and Chief Financial
                            Officer

(ii) Majority of the Board of Directors:

/s/ James W. Hart           Director                     March 31, 1994

James W. Hart


/s/ Richard A. Vollmer      Director                     March 31, 1994

Richard A. Vollmer

    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                (In thousands, except per share data)

                  HART HOLDING COMPANY INCORPORATED
                       CONDENSED BALANCE SHEET

                                                   December 31,
                                                 -----------------
                                                   1992      1993
                                                 -------   -------
ASSETS:
  Current Assets                                 $   670   $   321
  Furniture and fixtures, net                         22
  Investment in and advances to subsidiary        15,565    21,411
  Other                                            2,383     3,029
                                                 -------   -------
                                                 $18,640   $24,761
                                                 =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities                            $ 4,009   $ 4,464
  Deferred income taxes                             (112)     (112)
  Long term debt                                     345
  Minority Interest                                  214
  Stockholders' Equity                            14,184    20,409
                                                 -------   -------
                                                 $18,640   $24,761
                                                 =======   =======


                        CONDENSED STATEMENT OF INCOME

                                          Year Ended December 31,
                                        ---------------------------
                                         1991      1992      1993
                                        -------   -------   -------

Costs and expenses                      $  (380)  $  (807)  $  (917)
                                        -------   -------   -------

Income before taxes, earnings of
  unconsolidated affiliates,
  extraordinary item and cumulative
  effect of a change in accounting
  principle                                 380       807       917
Provision for income taxes                  147       278       454
                                        -------   -------   -------
Income before earnings of
  unconsolidated affiliates,
  extraordinary item and
  cumulative effect of a change
  in accounting principle                   233       529       463
Earnings of unconsolidated
  affiliates                              6,434     5,616     7,775
                                        -------   -------   -------

Income before extraordinary item
  and cumulative effect of a change
  in accounting priniciple                6,667     6,145     8,238

Extraordinary item                                 (5,715)
Cumulative effect of a change in
  accounting principle                              3,012
                                        -------   -------   -------
     Net income                         $ 6,667   $ 3,442   $ 8,238
                                        =======   =======   =======

Income per common share

 Primary
  Income from continuing
   operations                           $   .28   $   .41   $   .56
                                        =======   =======   =======

  Income before extraordinary item and
     cumulative effect of a change in
     accounting principle               $   .44   $   .41   $   .56
                                        =======   =======   =======

  Cumulative effect of a change in
     accounting principle                         $   .20
                                                  =======

  Net income                            $   .44   $   .23   $   .56
                                        =======   =======   =======

 Fully diluted
  Income from continuing
   operations                           $   .27   $   .41   $   .56
                                        =======   =======   =======

  Income before extraordinary
     item and cumulative effect
     of a change in accounting
     principle                          $   .43   $   .41   $   .56
                                        =======   =======   =======

  Cumulative effect of a change in
     accounting principle                         $   .20
                                                  =======

  Net income                            $   .43   $   .23   $   .56
                                        =======   =======   =======

Weighted average common and common
 equivalent shares outstanding

  Primary                                15,228    15,130    14,686
                                         ======    ======    ======

  Fully diluted                          15,339    15,130    14,686
                                         ======    ======    ======



                    CONDENSED STATEMENT OF CASH FLOWS


                                          Year Ended December 31,
                                        ---------------------------
                                          1991      1992      1993
                                        -------   -------   -------
Resources Provided:
  Net income                            $ 6,667   $ 3,442   $ 8,238
  Earnings of unconsolidated affiliates
   excluding minority interest           (6,434)   (5,616)   (7,775)
  Depreciation                                7         7         5
  Changes in operating assets and
   liabilities                              534     2,560      (488)
                                        -------   -------   -------
                                            774       393       (20)

Purchase and cancellation of
 preferred and common stock                (817)     (243)
                                        -------   -------   -------
Net (decrease) increase in cash             (43)      150       (20)
Cash balance, beginning of period            46         3       153
                                        -------   -------   -------
Cash balance, end of period             $     3   $   153   $   133
                                        =======   =======   =======


                      SCHEDULE VIII - ANALYSIS OF THE ALLOWANCE FOR DOUBTFUL ACCOUNTS
                            HART HOLDING COMPANY INCORPORATED AND SUBSIDIARIES
                                              (In thousands)
        Column A                 Column B                  Column C                  Column D       Column E
       Description              Balance at                 Additions                Deductions     Balance at
                               beginning of                                          describe        end of
                                  period     charged (credited)  charged to other                    period
                                                to costs and    accounts - describe
                                                  expenses
December 31, 1990 Balance        $ 2,477

Provision                                       $     (49)

Recoveries                                                           $   110

Write-offs                                                                            $  (457)
                                 -------        ---------            -------          -------        -------
December 31, 1991 Balance        $ 2,477        $     (49)           $   110          $  (457)       $ 2,081
                                 =======        =========            =======          =======        =======

Provision                                       $    (148)

Recoveries                                                           $    23

Write-offs                                                                            $  (386)
                                 -------        ---------            -------          -------         -------
December 31, 1992 Balance        $ 2,081        $    (148)           $    23          $  (386)        $ 1,570
                                 =======        =========            =======          =======         =======

Provision                                       $     427

Recoveries                                                           $   108

Write-offs                                                                            $  (638)
                                 -------        ---------            -------          -------         -------
December 31, 1993 Balance        $ 1,570        $     427            $   108          $  (638)        $ 1,467
                                 =======        =========            =======          =======         =======

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                HART HOLDING COMPANY INCORPORATED AND SUBSIDIARIES



Column A                                 Column B
                                        Charged to
Item (1)                            Costs and Expenses
                                    ------------------
                                      (In thousands)


Maintenance and repairs

 Year ended December 31, 1991            $  7,922
                                         ========

 Year ended December 31, 1992            $  7,745
                                         ========

 Year ended December 31, 1993            $  6,328
                                         ========

(1)  Other items are less than 1% of revenues or not applicable.



                           INDEX TO EXHIBITS

Exhibit No.   Name


10.14    Second Amendment, dated as of December 28, 1993, to the
         Credit Agreement.

10.15    1975 Non-Qualified Stock Option Plan, as amended.

10.17    Employment Agreement dated November 1, 1991, and amended
         May 18, 1993, between Reeves Brothers, Inc. and Vito W. Lenoci.

10.18    Reeves Brothers, Inc. 401(a)(17) Plan, effective January 1, 1989.

10.19 Non-Qualified Stock Option Agreement, dated as of January 26, 1994, between Reeves Industries, Inc. and James W. Hart.

11       Calculation of primary and fully diluted earnings per common share.

12       Computation of Ratio of Earnings to Fixed Charges.

21       Subsidiaries of Hart Holding Company Incorporated