Form 10-Q
period 1994-04-03
HART HOLDING CO INC
filed 1994-05-17
CIK 87266

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-Q
(Mark One)

  {X}     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 3, 1994

                                 OR

  { }     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from _________ to _________

                   Commission file number 0-11427

                  HART HOLDING COMPANY INCORPORATED
       ______________________________________________________
       (Exact name of registrant as specified in its charter)


               Delaware                     23-1467390
    _______________________________   ______________________
    (State or other jurisdiction of      (I.R.S. Employer
    incorporation or organization)    Identification Number)


         1120 Boston Post Road
          Darien, Connecticut                  06820
________________________________________    __________
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code: (203)655-6855

                  Common stock, par value $.01 per share
_________________________________________________________________
                             (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes  x   No

12,895,100 shares of $.01 par value common stock of the Registrant were outstanding at the close of business on May 17, 1994.

HART HOLDING COMPANY INCORPORATED AND SUBSIDIARIES

                                   INDEX

PART I.  FINANCIAL INFORMATION                           PAGE

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet as of
           December 31, 1993 and April 3, 1994             3

         Condensed Consolidated Statement of Income
           for the quarters ended March 28, 1993
           and April 3, 1994                               5

         Condensed Consolidated Statement of Changes
           in Stockholders' Equity for the quarter
           ended April 3, 1994                             6

         Condensed Consolidated Statement of Cash
           Flows for the quarters ended March 28,
           1993 and April 3, 1994                          7

         Notes to Condensed Consolidated Financial
           Statements                                      8


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                     12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                15

Item 6.  Exhibits and Reports on Form 8-K                 16


SIGNATURES                                                17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
HART HOLDING COMPANY INCORPORATED AND SUBSIDIARIES
(in thousands, except share data)

                                          December 31,  April 3,
                                              1993        1994
                                          ------------  --------

                ASSETS

Current assets
 Cash and cash equivalents of $7,222
   and $380                                 $ 12,149    $  4,945
 Accounts receivable, less allowance for
   doubtful accounts of $1,467 and $1,567     45,925      49,562
 Inventories (Note A)                         33,969      38,531
 Deferred income taxes                         5,442       5,442
 Other current assets                          3,487       4,948
                                            --------    --------
     Total current assets                    100,972     103,428
                                            --------    --------
Property, plant and equipment, at cost
 less accumulated depreciation                51,415      55,397
Unamortized financing costs, less
 accumulated amortization of $1,177
 and $1,340                                    3,946       3,783
Goodwill, less accumulated amortization
 of $9,695 and $10,049                        45,664      45,310
Deferred income taxes                          2,153       1,806
Other assets                                   2,225       2,334
                                            --------    --------
     Total assets                           $206,375    $212,058
                                            ========    ========

HART HOLDING COMPANY INCORPORATED AND SUBSIDIARIES
(in thousands, except share data)

                                          December 31,  April 3,
                                              1993        1994
                                          ------------  --------

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                          $ 22,810    $ 21,212
  Accrued expenses and other
   liabilities                                25,661      23,737
                                            --------    --------
     Total current liabilities                48,471      44,949
Long-term debt (Note B)                      132,677     138,402
Deferred income taxes                          4,254       4,244
Other liabilities                                564         522
                                            --------    --------
     Total liabilities                       185,966     188,117
                                            --------    --------
Stockholders' equity (Note C)
 Common stock, $.01 par value, 40,000,000
   shares authorized; 15,987,495 shares
   issued and 12,895,100 shares outstanding      160         160
 Capital in excess of par value               14,783      14,783
 Retained earnings                            15,341      17,655
 Equity adjustments from translation          (3,892)     (2,674)
 Common stock held in treasury, at cost,
  3,092,395 shares                            (5,983)     (5,983)
                                            --------    --------
                                              20,409      23,941
                                            --------    --------
Commitments and contingencies
                                            --------    --------
     Total liabilities and
      stockholders' equity                  $206,375    $212,058
                                            ========    ========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME
HART HOLDING COMPANY INCORPORATED AND SUBSIDIARIES
(in thousands, except per share data)

                                               Quarter Ended
                                            ---------------------
                                            March 28,    April 3,
                                              1993         1994
                                            ---------    --------

Net sales                                    $63,780     $72,997
Cost of sales                                 50,269      58,317
                                             -------     -------
Gross profit on sales                         13,511      14,680

Selling, general and
 administrative expenses                       7,341       7,130
                                             -------     -------
Operating income                               6,170       7,550

Other income (expense)
 Other income, net                                23          30
 Interest expense and amortization of
  financing costs and debt discounts          (4,152)     (4,085)
                                             -------     -------
                                              (4,129)     (4,055)
                                             -------     -------
Income before income taxes                     2,041       3,495
Income taxes                                     439       1,181
Minority interest                                 19
                                             -------     -------
Net income                                   $ 1,583     $ 2,314
                                             =======     =======


Earnings per common share (Exhibit 11)
 Primary and fully diluted

  Net income                                 $   .11     $   .18
                                             =======     =======

 Weighted average number of common
  shares outstanding

  Primary and fully diluted                   14,913      13,103
                                             =======     =======


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES
 IN STOCKHOLDERS' EQUITY
HART HOLDING COMPANY INCORPORATED AND SUBSIDIARIES
(in thousands)

                                                                           Common Stock
                Common Stock       Capital                   Equity           Held in
               $0.01 Par Value    in Excess                Adjustments       Treasury
               ---------------       of        Retained       From        ---------------
               Shares   Amount    Par Value    Earnings    Translation    Shares   Amount     Total
               ------   ------    ---------    --------    -----------    ------   ------     -----
Balance at
 December 31,
 1993          15,987    $160      $14,783      $15,341      $(3,892)      3,092  $(5,983)   $20,409

Net income                                        2,314                                        2,314

Translation
 adjustments                                                   1,218                           1,218
               ------    ----      -------      -------      -------       -----  -------    -------
Balance at
 April 3,
 1994          15,987    $160      $14,783      $17,655      $(2,674)      3,092  $(5,983)   $23,941
               ======    ====      =======      =======      =======       =====  =======    =======


See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
HART HOLDING COMPANY INCORPORATED AND SUBSIDIARIES
(in thousands)

                                                Quarter Ended
                                            --------------------
                                            March 28,   April 3,
                                              1993        1994
                                            ---------   --------

OPERATING ACTIVITIES
 Net income                                  $ 1,583     $ 2,314
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                2,388       2,515
  Change in minority interest                     (5)
  Changes in operating assets and
   liabilities                                (8,038)    (12,572)
  Translation adjustments                       (673)        327
                                             -------     -------
NET CASH USED BY OPERATING ACTIVITIES         (4,745)     (7,416)
                                             -------     -------
INVESTING ACTIVITIES
 Purchases of property, plant,
  and equipment                               (2,051)     (5,686)
 Other                                           892
                                             -------     -------
NET CASH USED BY INVESTING ACTIVITIES         (1,159)     (5,686)
                                             -------     -------
FINANCING ACTIVITIES
 Net borrowings on revolving loan              7,300       5,700
                                             -------     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES      7,300       5,700
                                             -------     -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH         (175)        198
                                             -------     -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                          1,221      (7,204)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                     4,668      12,149
                                             -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 5,889     $ 4,945
                                             =======     =======


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HART HOLDING COMPANY INCORPORATED AND SUBSIDIARIES

APRIL 3, 1994

GENERAL

    Hart Holding Company Incorporated ("Hart Holding") is a holding company whose principal asset is 100% of the outstanding common stock of its wholly-owned subsidiary, Reeves Industries, Inc. ("Reeves"). Hart Holding acquired Reeves on May 6, 1986. Reeves is a holding company whose principal asset is the common stock of its wholly-owned subsidiary, Reeves Brothers, Inc. ("Reeves Brothers"). Reeves Brothers is a diversified industrial company engaged in two business segments: industrial coated fabrics, conducted through its Industrial Coated Fabrics Group ("ICF"), and apparel textiles, conducted through its Apparel Textile Group ("ATG").

    Effective September 30, 1991, the Company formed Hart Investment Properties Corporation ("HIPC"), a wholly-owned subsidiary. HIPC was incorporated for the purpose of investing in real estate properties. In addition, during 1992 Hart Holding formed Hart Capital Corporation, a wholly-owned subsidiary whose primary business will be the investment of its own equity and that of outside investors in buy-outs, build-ups, leveraged minority positions and restructurings. Hart Capital Corporation had no activity during 1993 or the first quarter of 1994.

    On March 9, 1994, Hart Holding organized Reeves Holdings, Inc. as a wholly-owned subsidiary (the "Issuer") through a capital contribution of $1,000. The Issuer was formed for the purpose of holding all of the outstanding common stock of Reeves. On March 31, 1994, the Issuer filed a Registration Statement on Form S-1 under the Securities Act of 1933, as amended, for the purpose of offering Senior Discount Debentures due 2006 anticipated to yield proceeds of approximately $100,000,000. As of May 17, 1994, Reeves' common stock has not been contributed to the Issuer.

    The accompanying unaudited condensed consolidated financial statements of Hart Holding have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For such information, refer to the consolidated financial statements and footnotes thereto included in Hart Holding's annual report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission on March 31, 1994. The condensed consolidated financial statements so presented are, in the opinion of management, inclusive of all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of financial position as of April 3, 1994, and the results of operations and cash flows for the quarters ended March 28, 1993 and April 3, 1994.

HART HOLDING COMPANY INCORPORATED AND SUBSIDIARIES

APRIL 3, 1994


NOTE A - INVENTORIES

    Inventories at December 31, 1993 and April 3, 1994, were comprised of the following (in thousands):

                                      December 31,   April 3,
                                          1993         1994
                                      ------------   --------

Raw materials                            $ 6,815      $ 7,833
Work in process                            8,792       11,925
Manufactured and finished goods           18,362       18,773
                                         -------      -------
                                         $33,969      $38,531
                                         =======      =======

    Approximately 27% and 25% of Hart Holding's inventories at December 31, 1993 and April 3, 1994, are valued using the last-in, first-out ("LIFO") method. Interim LIFO determinations, including those as of April 3, 1994, are based on management's estimates of expected year end inventory levels and costs.


NOTE B - LONG-TERM DEBT

    Long-term debt at December 31, 1993 and April 3, 1994, consisted of the following (in thousands):

                                      December 31,   April 3,
                                          1993         1994
                                      ------------   --------

11% Senior Notes due July 15, 2002,
 net of unamortized discount of
 $747 and $725                          $121,753     $121,775
13 3/4% Subordinated Debentures due
 May 1, 2000, net of unamortized
 discount of $76 and $73                  10,924       10,927
Revolving loan payable to bank                          5,700
                                        --------     --------
                                        $132,677     $138,402
                                        ========     ========

HART HOLDING COMPANY INCORPORATED AND SUBSIDIARIES

APRIL 3, 1994


    In June 1992, Reeves completed a public offering of $122,500,000 of 11% Senior Notes due 2002 (the "Senior Notes"). Proceeds of the offering were used to redeem all of Reeves' then outstanding 12 1/2% Senior Notes and 13% Senior Subordinated Debentures and to pay and terminate the revolving loan outstanding under a prior loan agreement.

    Reeves is required to make sinking fund payments with respect to the remaining 13 3/4% Subordinated Debentures of $6,000,000 on May 1, 1999 and $5,000,000 on May 1, 2000.

    On August 7, 1992, Reeves and Reeves Brothers entered into a credit agreement with a group of banks, which was amended in 1993, and which provides Reeves and Reeves Brothers with an aggregate $35,000,000 revolving line of credit (the "Revolving Loan") and letter of credit facility. The Revolving Loan bears interest at the Alternative Base Rate (defined below) plus 1 1/2% or Eurodollar Rate plus 2 1/2%, at the election of the borrower. The Alternative Base Rate is defined as the higher of the Prime Rate (6 1/4 % at April
3, 1994), Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%. The applicable rates above the Alternative Base Rate and Eurodollar Rate decline based on a ratio of earnings to fixed charges, as defined. The Revolving Loan is due December 31, 1995. The Revolving Loan is secured by Reeves Brothers' accounts receivable and inventories. As of April 3, 1994, Reeves had available borrowings, net of $1,389,000 of outstanding letters of credit, of $27,911,000. A commitment fee of 1/2% per annum is required on the unused portion of the Revolving Loan.

    The Senior Notes, Revolving Loan, and 13 3/4% Subordinated Debentures contain certain restrictive covenants with respect to Reeves and Reeves Brothers including, among other things, maintenance of working capital, limitations on the payment of dividends, the incurrence of additional indebtedness and certain liens, restrictions on capital expenditures, mergers or acquisitions, investments and transactions with affiliates, and compliance with certain financial tests and limitations.

HART HOLDING COMPANY INCORPORATED AND SUBSIDIARIES

APRIL 3, 1994


    Refer to Hart Holding's Annual Report on Form 10-K for the year ended December 31, 1993, as filed with the Securities and Exchange Commission on March 31, 1994, for a more complete description of the Senior Notes, the Revolving Loan and the 13 3/4% Subordinated
Debentures.


NOTE C - STOCKHOLDERS' EQUITY

    On January 26, 1994, the Board of Directors of Reeves approved a non-qualified stock option agreement between Reeves and the Chairman of the Board of Directors. The agreement grants an option to purchase up to 3,800,000 shares of common stock of Reeves, par value $.01 per share, and has an expiration date of December 31, 2023. Reeves is a wholly-owned subsidiary of Hart Holding; shares subject to the option, if exercised, would represent approximately 10% of the outstanding shares of Reeves. The option is exercisable at $.56 per share for 1,400,000 shares (exercisable immediately), $.75 per share for 1,400,000 shares (exercisable one year from grant date) and $1.00 per share for 1,000,000 shares (exercisable two years from grant date).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following table and the discussion which follows presents
Hart Holding's sales and operating income by segment for the quarters ended March 28, 1993 and April 3, 1994 (in thousands):


                                                 Quarter Ended
                                            ----------------------
                                            March 28,     April 3,
                                              1993          1994
                                            ---------     --------

Net Sales:
  Industrial Coated Fabrics Group            $31,066      $37,264
  Apparel Textile Group                       32,714       35,733
                                             -------      -------
    Total Net Sales                          $63,780      $72,997
                                             =======      =======


Operating Income:
  Industrial Coated Fabrics Group            $ 6,641      $ 6,651
  Apparel Textile Group                        1,841        3,004
  Corporate Expenses                          (2,312)      (2,105)
                                             -------      -------
    Total Operating Income                   $ 6,170      $ 7,550
                                             =======      =======

  Operating Income as a Percent
   of Net Sales                                 9.7%        10.3%
                                                ====        =====



              THREE MONTHS ENDED MARCH 28, 1993 COMPARED WITH
                      THREE MONTHS ENDED APRIL 3, 1994


NET SALES
- ---------

         Hart Holding's total net sales increased 14.5% for the first quarter of 1994 compared to the first quarter of 1993. ICF's net sales represented 51.0% of Hart Holding's total net sales for the first quarter of 1994 compared to 48.7% for the comparable period in 1993. ATG net sales represented 49.0% of Reeves' total net sales for the first quarter of 1994 compared to 51.3% for the comparable period in 1993.

         ICF's net sales increased 20.0% during the first quarter of 1994 compared to the first quarter of 1993. ICF's net sales increased primarily due to higher unit volume in the coated automotive airbag material product line. This increase was offset by a decrease in other coated fabric product lines, primarily less military business.

         ATG's net sales increased 9.2% during the first quarter of 1994 compared to the first quarter of 1993. ATG's net sales increase reflects growth in unit volume in the finished goods division.


OPERATING INCOME
- ----------------

         Operating income for the first quarter of 1994 was $7.6 million compared to $6.2 million for the first quarter of 1993. As a percentage of net sales, operating income increased to 10.3% of net sales for the first quarter of 1994 compared to 9.7% in the same period of 1993.

         ICF's operating income for the first quarter of 1994 was above the operating income for the first quarter of 1993. Increases in operating income generated by the coated automotive airbag material product line were offset by: (i) lower volume in the other coated fabrics product lines, (ii) foreign currency exchange losses resulting from the strengthening of the Italian Lira against most other currencies, and (iii) start-up costs associated with the introduction of a new generation of printing blankets and new coated fabrics product lines.

         ATG's operating income for the first quarter of 1994 increased by 63.2% as compared to the first quarter of 1993, primarily as a result of increased sales volume in the finished goods division and manufacturing cost reductions. The manufacturing cost reductions resulted principally from prior capital investments.

         Corporate expenses decreased 9.0% during the first quarter of 1994 compared to the first quarter of 1993. The decrease resulted primarily from a gain related to the settlement of a pension obligation of a previously discontinued operation.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         In June 1992, Reeves completed a public offering of $122,500,000 of 11% Senior Notes due 2002 (the "Senior Notes"). Proceeds of the offering were used to redeem all of Reeves' then outstanding 12 1/2% Senior Notes and 13% Senior Subordinated Debentures and to pay and terminate the revolving loan outstanding under a prior loan agreement.

         Reeves is required to make sinking fund payments with respect to the remaining 13 3/4% Subordinated Debentures of $6,000,000 on May 1, 1999 and $5,000,000 on May 1, 2000.

         On August 7, 1992, Reeves and Reeves Brothers entered into a credit agreement with a group of banks, which was amended in 1993, and which provides Reeves and Reeves Brothers with an aggregate $35,000,000 revolving line of credit (the "Revolving Loan") and letter of credit facility. The Revolving Loan bears interest at the Alternative Base Rate (defined below) plus 1 1/2% or Eurodollar Rate plus 2 1/2%, at the election of the borrower. The Alternative Base Rate is defined as the higher of the Prime Rate (6 1/4% at April 3, 1994), Base CD Rate plus 1%, or the Federal Funds Effective Rate plus 1/2%. The applicable rates above the Alternative Base Rate and Eurodollar Rate decline based on a ratio of earnings to fixed charges, as defined. The Revolving Loan is due December 31, 1995. The Revolving Loan is secured by Reeves Brothers' accounts receivable and inventories. As of April 3, 1994, Reeves had available borrowings, net of $1,389,000 of outstanding letters of credit, of $27,911,000. A commitment fee of 1/2% per annum is required on the unused portion of the Revolving Loan.

         The Senior Notes, Revolving Loan, and 13 3/4% Subordinated Debentures contain certain restrictive covenants with respect to Reeves and Reeves Brothers including, among other things, maintenance of working capital, limitations on the payment of dividends, the incurrence of additional indebtedness and certain liens, restrictions on capital expenditures, mergers or acquisitions, investments and transactions with affiliates, and compliance with certain financial tests and limitations.

         Hart Holding believes that its cash flow from operations and funds available under the Revolving Loan will be sufficient to fund working capital needs, capital expenditure requirements, and debt service obligations in future years.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 15, 1994, the Court of Chancery, Wilmington, Delaware approved the settlement of two class action lawsuits entitled Clare Lois Spark Loeb v. James W. Hart, et al., C.A. 12830, and Rochelle Brooks v. James W. Hart, et al., C.A. 12831. The lawsuits challenged the proposed 300 to one reverse stock split of Hart Holding's common stock which was announced on December 18, 1992. The settlement terms approved by the Court provide for increasing the consideration to be paid for fractional shares to $2.25 per share and effecting the reverse split at a ratio of 600 to one. Stockholders will be given the opportunity (i) to purchase at a price of $2.25 per pre-split share such number of additional shares (on a first come - first served basis, limited to the total number of fractional shares which would otherwise be redeemed) as is necessary to make such holder's stock position divisible by 600, in order to permit such holder to remain as a stockholder of Hart Holding; or (ii) if such holder would continue to hold whole shares after the reverse split is effected, and such stockholder does not wish to continue as a stockholder of Hart Holding, to receive $2.25 for each pre-split share. Upon completion of the reverse stock split, holders of less than 600 shares who do not elect or who are unable to purchase additional shares would be redeemed at a purchase price of $2.25 for each pre-split share.

         The majority stockholder of Hart Holding has indicated that he intends to execute a consent in favor of the reverse stock split. Hart Holding anticipates consummating the reverse stock split promptly. The transaction will result in Hart Holding's becoming a private company which will no longer file periodic reports with the Securities and Exchange Commission. Accordingly, information concerning Hart Holding will cease to be readily available to stockholders.

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

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits            Description            Page
         --------            -----------            ----
         Exhibit 11    Computation of Earnings
                        Per Common Share             18

   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended April 3, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HART HOLDING COMPANY INCORPORATED

DATE:  May 17, 1994           By:  \s\ James W. Hart
                                  _____________________
                                  James W. Hart
                                  Chairman of the Board,
                                  President, Chief Executive
                                  Officer, Chief Operating
                                  Officer, and Chief Financial
                                  Officer